Form 10-Q/A
VENTURA COUNTY NATIONAL BANCORP
filed 1995-03-29
CIK 744471

==========================================================

            SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                         FORM 10-Q/A
                       (Amendment No. 1)

	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	   OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period                Commission File No.
Ended June 30, 1994                           0-15814


              VENTURA COUNTY NATIONAL BANCORP
  (Exact Name of Registrant as specified in its charter)

			CALIFORNIA						77-0038387
 (State or other jurisdiction of			   (I.R.S. Employer
  incorporation or organization)			Identification Number)

		500 ESPLANADE DRIVE
		OXNARD, CALIFORNIA						93030
(Address of principal executive offices)		 (Zip Code)

Registrant's telephone number, including area code:  (805) 981-2600

      Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock
                        (Title of Class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [ x ] No [ ]

	Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date.

	As of June 30, 1994 - Common stock no par value; issued and outstanding: 6,333,835 shares.

                                           Total No. of page: 19
                                       Exhibit Index at page: 18

=============================================================
                 Ventura County National Bancorp
                              INDEX
                          June 30, 1994




Part 1.	Financial Information                                   3

Item I.	Financial Statements                                    4

	Consolidated Balance Sheets at June 30, 1994
	and December 31, 1993                                          4

	Consolidated Statements of Operations for the
	three and six months ended June 30, 1994 and 1993              5

	Consolidated Statements of Cash Flows for the six
	months ended June 30, 1994 and 1993                            6

	Notes to Consolidated Financial Statements
	(Unaudited)                                                    7

Item 2	Management's Discussion And Analysis Of
	Financial Condition And Results Of Operations                 11

Part II.	Other Information                                     18

Item 1.	Legal Proceedings                                      18

Item 2.	Changes in Securities                                  18

Item 3.	Defaults upon Senior Securities                        18

Item 4.	Submission of Matters to a Vote of Security
	Holders                                                       18

Item 5.	Other Information                                      18

Item 6.	Exhibits and Reports on Form 8-K                       18

Signatures	                                                    19

Part 1. Financial Information

The Consolidated Balance Sheet at June 30, 1994, the Consolidated Statements of Operations for the three and six months ended
June 30, 1994 and 1993 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1994 and 1993 are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations and cash flows of Ventura County National Bancorp and Subsidiaries (the Company). The accompanying notes are considered an integral part of these financial statements.

Item I.  Financial Statements

                VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets
                          (in thousands of dollars)

								June 30, 	  December 31,
   								1994			1993
ASSETS
Cash and Cash Equivalents            $16,944       $ 15,943
Federal Funds Sold                    38,000         18,000
Interest Bearing Deposits with
 Other Financial Institutions          1,486          2,180

Securities held-to-maturity            8,648             --
Securities available-for-sale         23,043         40,775
Loans and Leases,
 Net of Unearned Income              202,903        267,514
 Less:  Loan Loss Reserve              9,769         14,313
                                     -------        -------
  Net Loans and Leases               193,134        253,201

Premises and Equipment, Net            1,636          1,687
Other Assets                          10,845          8,743
                                     -------       --------

TOTAL ASSETS                        $293,736       $340,529
                                     =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY                        Deposits:
Non-Interest Bearing Demand         $ 85,087       $ 99,502
Interest Bearing Demand and
  Savings                             88,811        101,224
  Time                                99,088        117,563
                                     -------        -------
  Total Deposits                     272,986        318,289
Notes Payable                            125            125
Other Liabilities                      1,908          1,745
                                     -------        -------
  Total Liabilities                  275,019        320,159
Commitments and Contingencies
Shareholders' Equity:
  Contributed Capital,
  including common
  stock of no par value.
  Authorized, 20,000,000 shares;
  Issued 6,333,835                    30,949         30,949

Unrealized Loss on Securities           (898)          (122)

Retained Earnings                    (11,334)       (10,457)
                                    --------       --------
  Total Shareholders' Equity          18,717         20,370
                                     -------       --------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY             $293,736       $340,529
                                    ========       ========

See accompanying notes to Consolidated Financial Statements.

			VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    (unaudited)
              (in thousands of dollars, except per share amounts)


					Three Months		Six Months
					Ended June 30		Ended June 30
					1994		1993		1994		1993
Interest Income:
Loans and Leases         $4,885     $6,127    $9,741   $12,395
Interest on Deposits
with Other Financial
Institutions                 21         73        48       152
Taxable Investments         419        500       836     1,017
Federal Funds Sold          268        116       360       131
                         ------     ------    ------   -------
  Total Interest Income   5,593      6,816    10,984    13,695

Interest Expense:
Deposits                  1,551      2,332     3,203     4,464
Other Borrowings             (2)       108        73       353
                         ------     ------    ------   -------
  Total Interest Expense  1,549      2,440     3,210     4,817
                         ------     ------    ------   -------
   Net Interest Income    4,044      4,376     7,774     8,878


Provision for Loan
 Losses                   2,075      4,326     2,875     8,351
                         ------     ------    ------   -------

Net Interest Income
 (Loss) After Provision
 for Loan Losses          1,969       (50)     4,899       527


Other Income:
Service Charges on
 Deposit Accounts           301        380       624       804
Loan Fees                  (174)       288       102       645
Miscellaneous Fees           86        151       209       291
Other                     1,743        401     2,164       999
                         ------     ------    ------   -------
   Total Other Income     1,956      1,220     3,099     2,739


Other Expenses:
Salary and Employee
Benefits                  1,453      1,389     3,554     3,501
Net Occupancy               516        673     1,040     1,346
Equipment                   210        315       429       650
Other                     2,295      3,165     3,638     4,702
                         ------     ------    ------   -------
 Total Other Expenses     4,474      5,542     8,661    10,199


Income (Loss) Before
Income Taxes               (549)   (4,272)     (663)   (6,933)


Applicable Income
Taxes (Benefit)             214    (1,602)       214   (2,687)

                         ------     ------    ------    ------

Net Income (Loss)         ($763)   $2,670)    ($877)   $4,246)
                          ======    ======    ======    ======


Net Income (Loss)
Per Share                ($0.12)   ($0.48)   ($0.14)   ($0.76)

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                       Consolidated Statements of Cash Flows
                                  (Unaudited)
                          (in thousands of dollars)


For the six months ended:	 June 30, 1994		June 30, 1993
Cash flows from operating
  activities:

  Net income (Loss)                    ($877)         ($4,246)
  Gain on sale of
   Mortgage Servicing                 (1,443)               0
  Gain on sale of
   merchant card                        (174)               0
  Gain on sale of SBA loans             (111)            (325)

  Adjustments to reconcile
  net income to cash flows
  from operating activities:
   Depreciation and                      340            1,157
   Provision for loan losses           2,875            8,351
   Change in deferred loan fees         (317)             (44)
   Amortization of investment
    premium, net of investment
    discount                             275              109

   Loss on sale of investment
    securities                             0               15
   Loss on sale of investment
    securities available for sale        150                0
   Loss (gain) on sale of REO             15               (1)
   REO writedowns                        311            1,011
   Change in other assets             (2,748)          (3,034)

   Change in other liabilities           163              127
   Decrease in deferred
    compensation related to ESOP           0              296
                                    ---------        ---------

  Net cash provided by
   operating activities               (1,541)           3,416

Cash flows from investing activities:

Proceeds from sale of investment
 securities                                0            1,003
Proceeds from sale of investment
 securities available-for-sale         8,736                0
Principal reductions from
 investment securities                     0            4,772
Principal reductions from
 investment securities
 available-for-sale                      233                0
Principal reductions from
 investment securities
 held-to-maturity                      3,384                0

Purchases of investment securities         0          (12,010)
Purchases of investment securities
 available-for-sale                   (4,474)               0
Purchase of premises and equipment      (322)            (340)
Proceeds from sales of premises
 and equipment                            24               55
Proceeds from sale of
 merchant card                           174                0
Proceeds from sale of REO properties   1,571              833
Net decrease in loans and leases
 made to customers                    46,813           18,681

Increase in fed funds sold           (20,000)         (29,000)
Decrease in interest bearing
 deposits with other
 financial institutions                  694            2,080

Proceeds from sale of
 nonperforming loans                   9,056                0
Proceeds from sale of SBA loans          193              436
Proceeds from sale of servicing        1,763                0

                                      ------           -------

Net cash provided by (applied to)
  investing activities                45,845          (13,491)

Cash flows from financing activities:
Change in demand and savings
 deposits                            (26,828)             912
Change in time deposits              (18,475)           1,776
Change in short term borrowings            0             (800)
Change in notes payable                    0             (296)
                                      ------           -------
Net cash (applied to) provided
 by financing activities             (45,303)           1,592

Net increase (decrease)
 in cash and cash equivalents          1,001           (8,483)
                                      ------          --------
Cash and Cash Equivalents at
 December 31                          15,943            38,704
                                      =======          =======
Cash and Cash Equivalents at
 June 30                             $16,944           $30,221

See accompanying notes to Consolidated Financial Statements.
           VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1994


Note A. Basis or Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1993.

The Consolidated Financial Statements include the accounts of the Company and the following subsidiaries: Ventura County National Bank (VCNB) and Frontier Bank, N.A. (Frontier) (jointly, the Banks), Frontier Services, Inc., Venco Commercial Finance Company, Ventura County Management Service Co., Inc., and Ventura Capital Fund, Inc. Of these subsidiaries, the latter four companies are currently inactive. All significant inter-company balances and transactions have been eliminated in consolidation.

Note B. Investment Securities

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. Those investments are to be classified in three categories and accounted for as follows: 1) debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Company had no trading securities at June 30, 1994 or December 31, 1993. Mortgage-backed securities consist entirely of Federal Home Loan Mortgage Corporation backed securities. The Company did not have structured notes, CMOs or other derivative products in the portfolio at June 30, 1994 or December 31, 1993. Unrealized losses totaling $898,000 and $122,000 at June 30, 1994 and December 31, 1993, respectively, were due to the interest rate environment; as such, these unrealized losses were deemed temporary in nature.

The amortized cost basis, gross unrealized holding gains and losses and estimated market values of securities-available-for-sale at June 30, 1994 and December 31, 1993 are as follows:

Securities-Available-for-Sale
(in thousands of dollars)


					Amortized	Gross	 Gross
					Cost		Unrealized Unrealized
							Holding	 Holding	  Market
							Gains	 Losses	  Value

June 30, 1994
U.S. Government
Securities               $ 4,224   $     0  $     63   $ 4,161
Mortgage Backed
Securities                19,717         0       835    18,882
                         -------   -------  --------   -------
                         $23,941   $     0  $    898   $23,043
                         =======   =======  ========   =======

December 31, 1993
U.S. Government
Securities               $     0   $     0  $      0   $     0
Mortgage Backed
Securities                38,597        56       178    38,475
                         -------   -------  --------   -------
                         $38,597   $    56  $    178   $38,475
                         =======   =======  ========   =======


As a result of a decline in the market value of investment securities-available-for-sale, the Company recorded an unrealized loss totaling $898,000 in shareholders' equity on the consolidated balance sheet at June 30, 1994, an increase of $776,000 from December 31, 1993.

The amortized cost basis, gross unrealized holding gains and losses and estimated market values of securities-held-to-maturity at June 30, 1994 are as follows:

Securities-Held-to-Maturity
(in thousands of dollars)

					Amortized	Gross	 Gross
					Cost		Unrealized Unrealized
							Holding	 Holding	  Market
							Gains	 Losses	  Value

June 30, 1994
U.S. Government
Securities			$  250	$   	0	$    0	  $  250
Mortgage Backed
Securities			 6,823	     0	   343	   6,480
Federal Reserve Bank
& FHLB Stock			 1,575		0		0	   1,575
					------	------	------	  ------
					$8,648		0	$  343	  $8,305
					======	======	======	  ======

Securities-held-to-maturity at December 31, 1993 included Federal
Reserve Bank and FHLB stock carried at $2,300,000, which approximates market. At June 30, 1994, all debt securities-held-to-maturity and available-for-sale mature after one year and before five years. During the six months ended June 30, 1994, the Company received $8,736,000 in proceeds from the sale of investment securities-available-for-sale, resulting in gross losses of $150,000.


Note C. Commitments and Contingencies

In the ordinary course of business, the Banks enter into various commitments to make loans or extend credit in the form of lease financing arrangements or to provide lines of credit to customers. At June 30, 1994, the Banks had outstanding loan commitments of $29,708,000 and letters of credit outstanding in the amount of $3,055,000.

Note D. Lease Commitments

The Company has commitments for non-cancelable operating leases of premises and equipment. Rental payments for the six months ended
June 30, 1994 and 1993 were $888,000 and $735,000, respectively.

Note E. Income Tax Provisions

Amounts provided for income taxes are based on the income or loss reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial statement purposes.

Note F. Stock Dividend and Income Per Share

Income per share data is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents except when their effect is anti-dilutive. The weighted average number of shares used to compute income per share for the six months ended June 30, 1994 and 1993 were 6,333,835 and 5,614,255, respectively.

Note G. Significant Second Quarter Events

The Company sold its mortgage servicing rights for a gain of $1,443,000 in May 1994 and also sold its mortgage origination unit in June 1994 in return for residual income on future loan originations. In addition, the Company completed a bulk sale of $14.1 million in non-performing loans in May 1994 which resulted in a charge of $1.5 million to the loan loss provision.


Note H. Statement of Cash Flows

For the three and six months ended June 30, 1994 and 1993, the Company paid approximately $1,612,000 and $3,289,000 and $2,661,000
and $4,995,000 in interest, respectively.   The Company paid no
income taxes in 1994 and paid $230,000 and $70,000 in income taxes during the three and six months ended June 30, 1993. The Company acquired $4,267,000 and $4,488,000 in real estate owned through foreclosures during the three and six months ended June 30, 1994.

				     Part 1, Item 2
			VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
		Management's Discussion And Analysis Of Financial
			Condition And Results Of Operations

The following presents managements discussion and analysis of the consolidated financial condition and operating results of Ventura County National Bancorp (separately "Parent" and, with its subsidiaries on a consolidated basis, the "Company"), and its subsidiaries as of June 30, 1994 and for the three and six months ended June 30, 1994 and 1993. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

General

At June 30, 1994, the Company had total assets of $293,736,000 and a net loss of $763,000 or $0.12 per share for the three months ended June 30, 1994 and a net loss of $877,000 or $0.14 per share for the six months ended June 30, 1994, as compared to total assets of $340,529,000 at December 31, 1993 and net losses of $2,670,000 or $0.48 per share and $4,246,000 or $0.76 per share for the corresponding periods of 1993. The significant improvement in operating results for the three and six months ended June 30, 1994, as compared to the three and six months ended June 30, 1993 were due to a substantial reduction in the contribution to the loan loss reserve, increased non-interest income and reduced non-interest expenses.

Net Interest Income and Net Income

Total interest income for the six months ended June 30, 1994 decreased $2,711,000 or 19.8% over the six month period ended June 30, 1993 to $10,984,000 while total interest expense decreased $1,807,000 or 36.0% to $3,210,000. The yield on interest earning assets and the cost of funds was 7.5% and 2.2%, respectively, for the six months ended June 30, 1994 versus a 7.9% yield on interest earning assets and a 2.9% cost of funds for the corresponding period of 1993. Net interest income decreased by $904,000 or 10.4% to $7,774,000 for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993. The Company's net interest margin increased from 5.0% to 5.2% for the six months ended June 30, 1993 and 1994, respectively. Net interest income decreased by $228,000 or 5.3% to $4,044,000 for the three months ended June 30, 1994 as compared to the three months ended June 30, 1993. The Company's net interest margin increased from 4.9% to 5.6% for the three months ended June 30, 1993 and 1994, respectively. The decrease in total and net interest income is the result of a significant decrease in average interest earning assets. The decrease in interest expense is due to a decline in total interest bearing liabilities and interest rates on deposit products since June 30, 1993. For the six months ended June 30, 1994 and 1993, net loan fees of $160,000 and $49,000, respectively, were amortized to interest income.

Other Income

Other income increased $360,000 to $3,099,000 for the six months ended June 30, 1994, a 13.1% increase over the corresponding period in 1993. Service charges on deposit accounts decreased $180,000 or 22.4% to $624,000 for the six months ended June 30, 1994, as compared to the corresponding period in 1993, as a result of customers maintaining higher average balances to offset service charge assessments. Loan fees decreased from $645,000 for the six months ended June 30, 1993 to $102,000 for the six months ended June 30, 1994, reflective of a significant decrease in mortgage loan originations and related fee income and a charge of $330,000 related to purchased mortgage servicing. The Company sold its mortgage servicing rights for a gain of $1,744,000 in May, 1994 and also sold its mortgage origination unit in June, 1994 in return for residual income on future loan originations. Miscellaneous fee income decreased from $291,000 for the six months ended June 30, 1993 to $209,000 for the six months ended June 30, 1994. Other fee income increased from $999,000 to $2,164,000 for the six months ended June 30, 1993 and 1994, respectively, due to the gain on sale of mortgage servicing and a gain of $175,000 on the sale of the merchant credit card operation in March, 1994, which were offset by a decrease in gains on the sale of SBA loans during the comparative periods.

Other income increased $643,000 to $1,863,000 for the three months ended June 30, 1994, a 52.7% increase over the corresponding period in 1993. The increase is a result of the gain on the sale of mortgage servicing rights as discussed above, which was offset by lower service charge, miscellaneous and other income from the sale of SBA loans.

Other Expenses

Total other expenses decreased from $9,998,000 to $8,661,000 for the six months ended June 30, 1993 and 1994, respectively. Salary and employee benefit expense increased by $53,000 or 1.5% from $3,501,000 for the six months ended June 30, 1993 to $3,554,000 for the corresponding period in 1994 as a result of a decline in deferred loan origination costs, which was partially offset by a decrease in salary expense as a result of staff reductions. There was a decline in total employees from 201 to 158 at June 30, 1993 and 1994, respectively, and a decrease in employee benefits expense as ESOP contributions were replaced in 1994 with 401K matching contributions. The Company also adopted Statement of Position ("SOP") 93-6 in 1994 which provides that future ESOP contributions, if any, shall be expensed at fair market value of the Common Stock at the time of the contribution rather than the historical cost of $9.00 per share. Adoption of SOP 93-6 had no impact on results of operations during 1994. The extent to which the adoption of SOP 93-6 will affect the Company's results of operations depends on the level of future ESOP contributions, if any, and the market value of the Common Stock, neither of which can be determined at this time. In accordance with Statement of Financial Accounting Standards No. 91, the Company defers loan origination costs and amortizes them into loan interest income over the life of each loan. These deferred costs were $418,000 and $889,000 at June 30, 1994 and 1993, respectively.

Occupancy expense decreased from $1,254,000 to $1,040,000 for the six months ended June 30, 1993 and 1994, respectively, as a result of a decrease in amortization expense related to leased space and an increase in income from subleases. Equipment expense decreased from $619,000 to $429,000 for the six months ended June 30, 1993 and 1994, respectively, primarily due to a significant decrease in depreciation expense.

A decrease in net real estate owned (REO) expense of $792,000 accounts for the majority of the $986,000 or 21.3% decrease in other expenses for the six months ended June 30, 1994 over the corresponding period in 1993. Total other expense expressed as a percentage of net interest income plus other income, commonly referred to as the efficiency ratio, was 79.7% and 87.6% for the six month ended June 30, 1994 and 1993, respectively.

Total other expenses decreased from $5,438,000 to $4,381,000 for the three months ended June 30, 1993 and 1994, respectively. This significant decrease was largely attributable to a decline in REO expense, while decreases were also realized in salary, occupancy and equipment expenses.

Loan Loss Reserve and Non Performing Loans

The Company maintains a loan loss reserve which it considers adequate to cover the risk of loss in the loan and lease portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of June 30, 1994 is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses that cannot be reasonably predicted at this time.

For the six months ended June 30, 1994, the provision for loan losses was $2,875,000, as compared to $8,351,000 for the corresponding period in 1993. For the three months ended June 30, 1994, the provision for loan losses was $2,075,000, as compared to $4,326,000 for the corresponding period in 1993. At June 30, 1994, the loan loss reserve was $9,769,000 as compared to $14,313,000 at December 31, 1993. The ratio of the loan loss reserve to total outstanding loans and leases was 4.80% at June 30, 1994 and 5.35% at December 31, 1993. The level of loan loss reserves reflects the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service area. The Company has expanded the Loan Administration and Special Assets Department to improve overall asset quality.

Non-performing loans are those on which the borrower fails to perform under the original terms of the obligation. The Company's non-performing loans fall within three categories: restructured loans, loans past due greater than 90 days and still accruing and loans on non-accrual status. As of June 30, 1994, and December 31, 1993, the Company had restructured loans of $697,000 and $348,000, respectively, on which the terms have been renegotiated to provide for a reduction or a deferral of interest or principal payments on concessionary terms. Those renegotiated terms include, in some instances, strengthening the collateral underlying the loan. All restructured loans are current and performing according to the negotiated terms.

Loans are generally placed on non-accrual status when principal or interest payments are past due greater than 90 days, unless the loan is an SBA guaranteed loan and a deferral period has been negotiated, or the loan is in the process of renewal in the normal course of business, in which case the Company continues to accrue interest. Loans are placed on non-accrual status earlier, if there is doubt as to the collectability of all amounts due according to the contractual terms of the loan agreement. At June 30, 1994 and December 31, 1993, the Company had $24,000 and $552,000, respectively, in loans past due greater than 90 days and still accruing interest and non-accrual loans of $9,577,000 and $18,939,000, respectively. The Company's REO balances increased from $2,229,000 at December 31, 1993 to $4,592,000 at June 30,
1994. The decrease in non-accrual loans from December 31, 1993 to June 30, 1994 reflects the bulk sale of $14.2 million in non-performing loans in May, 1994 which resulted in a charge of $1.5 million to the loan loss provision and the pay-off or restoration to performing status of other credits. The increase in REO reflects the repossession of several properties which greatly improved the Company's ability to resolve those impaired assets. Non-performing loans totaled $10,298,000 at June 30, 1994 or 5.1% of total outstanding loans and leases, as compared to $19,839,000 or 7.4% of total loans and leases at December 31, 1993.

Loans charged off during the six months ended June 30, 1994 and 1993 totaled $7,590,000 and $1,825,000, respectively, or 3.2% and
0.60% of average outstanding loans and leases, respectively. The level of charge offs in 1994 is largely attributable to the bulk sale of non-performing loans discussed above.

For the six months ended June 30, 1994 and 1993, loans and lease recoveries were $171,000 and $48,000, respectively. Loans charged off during the three months ended June 30, 1994 and 1993 totaled $6,021,000 and $1,442,000, respectively, while loans and lease recoveries were $102,000 and $32,000, respectively.

Taxes

Applicable tax benefits for the six months ended June 30, 1994 were offset by a tax valuation allowance and an additional charge of $214,000 was taken to increase the tax valuation allowance in accordance with the provisions of SFAS 109 and to reflect the filing of the Company's 1993 tax returns. Applicable tax benefits for the six months ended June 30, 1993 were $2,686,000.

Liquidity and Asset/Liability Management

Liquidity management for banks requires that funds be available to pay all deposit withdrawals and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, for most banks, including the Banks, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management important to liquidity management in the short-term.

The Banks maintain a level of liquidity that they consider adequate to meet their current needs. The Banks' principal sources of cash include incoming deposits, repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Banks can arrange the sale of loans and access their Federal Funds lines of credit with correspondent banks or lines of credit with federal agencies.

Management of the Company has set a minimum liquidity level of 20% as a target. Average liquidity as a percentage of average assets of the Company during the six months ended June 30, 1994 was 20.1% as compared to 11.1% for the corresponding period in 1993. The loan to deposit ratios for the Company at June 30, 1994 and December 31, 1993 were 74.6% and 84.0%, respectively. The increase in the liquidity ratio and decrease in the loan to deposit ratio is the result of a decrease in pledged securities and a decline in loans and total assets during the first six months of 1994 as compared to the same period during 1993.

Although liability management is the key to liquidity management in the short-term, long-term planning of both assets and liabilities is necessary to manage net yields. To the extent maturities of assets and liabilities do not match in a changing rate environment, net yields may be affected. Interest rate sensitivity is discussed further in the section entitled "Interest Earning Assets, Interest Bearing Liabilities, Other Assets and Other Liabilities".

Parent is a legal entity, separate and distinct from its subsidiaries, and it must separately meet its liquidity needs. Aside from raising capital on its own behalf or borrowing from outside sources, Parent may receive additional funds through dividends paid by, and fees from services provided to its subsidiaries. Future cash dividends paid to Parent by its subsidiaries will depend on each subsidiary's future profitability, capital requirements and other factors. As discussed further in the section entitled "Agreements with the Office of the Comptroller of the Currency" Parent may owe a reimbursement to VCNB. There was no material change in cash at the Parent company level from December 31, 1993 to June 30, 1994.


Interest Earning Assets, Interest Bearing Liabilities, Other Assets and Other Liabilities

From December 31, 1993 to June 30, 1994, total interest earning assets decreased from $328,647,000 to $274,872,000, a decrease of 16.4%, and interest bearing liabilities decreased from $218,912,000 to $188,024,000, or 14.2%. The ratio of rate sensitive assets to rate sensitive liabilities was 1.4 at June 30, 1994 and December 31, 1993. Since 65% of interest earning assets have variable interest rate structures and therefore reprice immediately upon a change in prime rate, a rising interest rate environment results in net interest margin improvement, as assets reprice faster than liabilities. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 55% of the variable rate loans to mitigate the affect on net interest margin if interest rates decline.

Average total loans and leases, net of unearned income, were $239,987,000 for the six months ended June 30, 1994, a 21.7% decrease from the average balance of $306,378,000 for the six months ended June 30, 1993. Average earning assets as a percent of total average assets for the six months ended June 30, 1993 and 1994, increased from 92.7% to 94.2%, respectively.

Average interest bearing liabilities decreased from $273,886,000 to $212,231,000 for the six months ended June 30, 1993 and 1994, respectively. Average deposits decreased from $336,970,000 to $292,852,000 or 13.1 % for the six months ended June 30, 1993 and 1994, respectively. In addition, average non-interest bearing deposits as a percent of total average deposits increased from 24.6% at June 30, 1993 to 27.7% at June 30, 1994, due to a
significant decrease in interest bearing time deposits. Average certificates of deposit greater than $100,000 decreased 36.2% to $37,894,000 or 12.9% of average deposits for the six months ended June 30, 1994, as compared to $59,398,000 or 17.6% of average deposits for the six months ended June 30, 1993. The Company discontinued the issuance of commercial paper on December 31, 1993. Average commercial paper sold for the first six months of 1993 was $6,773,000. Average Federal Funds purchased for the six months ended June 30, 1994 declined to $88,000, compared to $2,774,000 for the corresponding period in 1993. In 1993, the Company retired the remaining principal on the ESOP loan. Principal outstanding on the ESOP loan was $1,892,000 at June 30, 1993.

Fixed assets, net of depreciation, decreased slightly from $1,687,000 at December 31, 1993 to $1,636,000 at June 30, 1994.


Inflation

The assets and liabilities of the Company, except for fixed assets, are virtually all monetary items. Since the Company maintains a small portion of its total assets in fixed assets, 0.6% at June 30, 1994 and 0.5% at December 31, 1993, respectively, the potential for inflated earnings resulting from understated depreciation charges is minimal. High inflation rates could impact other expense items, such as salaries and occupancy expense.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that for banks to be considered "well capitalized", they must maintain a leverage ratio of 5.0%, a Tier I risk based capital ratio of 6.0% and a total risk based capital ratio of 10.0% and not be under a written agreement or capital directive. Banks will be considered "adequately capitalized" if they maintain a leverage ratio of 4.0%, a Tier I risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. Tier I capital consists primarily of common stock, retained earnings and perpetual preferred stock, less goodwill and ineligible items. Tier 2 capital is comprised of limited life preferred stock, subordinated debt and loan loss reserves limited to 1.25% of total risk weighted assets. Total risk based capital is Tier I plus Tier 2 capital; however, at least 50% of total risk based capital must be comprised of Tier I capital. The capital standards specify that assets, including off-balance sheet items, be assigned "risk weights" based on credit and liquidity risk which range from 0% risk weight for cash to 100% risk weight for commercial loans and certain other assets. The leverage ratio is Tier I capital to adjusted average assets. The Tier I capital ratio is based on Tier 1 capital to
risk weighted assets.   The total risk-based capital ratio is based
on Tier I plus Tier 2 capital to risk weighted assets. The following sets forth the capital ratios for the Company and each of the Banks at June 30, 1994 and December 31, 1993:


Consolidated Company	June 30, 1994		December 31, 1993
Risk-Based Capital Ratio    10.28%<F1>           8.73%
Tier 1 Capital Ratio         8.99%<F1>           7.43%
Leverage Ratio               6.62%<F1>           6.02%

VCNB
Risk-Based Capital Ratio     9.55%               7.83%
Tier I Capital Ratio         8.26%               6.52%
Leverage Ratio               6.16%               5.49%

Frontier
Risk-Based Capital Ratio    11.88%<F1>          11.31%
Tier I Capital Ratio        10.60%<F1>          10.03%
Leverage Ratio               7.61%<F1>           7.30%

<F1>  In accordance with recent guidance from the Federal
Financial Institutions Examination Council, regulatory capital includes $792,000, which represents a cumulative effect adjustment to reduce the balance of deferred gains on the sale of SBA loans. This adjustment is not reflected in the accompanying financial statements prepared in accordance with generally accepted accounting principles.

Agreements with the Office of the Comptroller of the Currency

VCNB entered into a Formal Agreement with the OCC on March 19, 1993 while Frontier entered into a Consent Order with the OCC on March 29, 1993. The significant common requirements of the Formal Agreement and the Consent Order for VCNB and Frontier include conducting a program to evaluate and improve board supervision and management, develop a program designed to improve loan administration, developing a program regarding asset diversification, obtaining current credit information on any loans lacking such information, reviewing and revising loan policy, establishing an independent loan review program, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend. In addition, the Consent Order requires that Frontier maintain as of May 31, 1993 and beyond a Tier I capital ratio of 9.50% and a leverage ratio of 7.00%, respectively.

The Formal Agreement, which was amended on February 3, 1994, requires VCNB to achieve a Tier I capital ratio of 12.00% and a leverage ratio of 7.00% by September 30, 1994. The Company has engaged an investment banking firm to evaluate external sources of capital and the sale of non-strategic assets, including Frontier. The Formal Agreement amendment further requires VCNB to seek reimbursement for all interest paid by VCNB to Parent in connection with a deposit account at VCNB which was related to the issuance of commercial paper. The Company believes that compliance with the 12% Tier I Capital Ratio requirement, if achieved from sources outside VCNB, will satisfy the reimbursement requirement. Until such time as VCNB is reimbursed, the OCC must authorize any payment from VCNB to Parent.

VCNB and Frontier are in compliance with or in the process of complying with all of the items required under the Formal Agreement and Consent Order, respectively, and management does not believe the Formal Agreement and Consent Order will have any adverse material impact on their future operations. However, the ability of VCNB to meet the capital requirements of the Formal Agreement is dependent on the successful acquisition of capital from external sources. Any deficiency in compliance with the requirements of the Formal Agreement or Consent Order could result in penalties or further regulatory restrictions.


Part II.  Other Information


Item 1.	Legal Proceedings.

		None.

Item 2.	Changes in Securities.

		None.

Item 3.	Defaults upon Senior Securities.

		Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders was held on May 4, 1994. The following four (Class III) directors were reelected for a three year term, having received the votes as indicated:


Name					Votes For			Withhold
									Authority
Richard S. Cupp           4,452,983           74,728
W. E. Hartman             4,424,257          103,454
James B. Hussey           4,196,109          331,502
George H. Rees            4,450,530           77,181

In addition, non-management nominee Ed Jones received 180,488 votes.

The following directors' terms of office continued after the meeting: Class I directors Michael Antin, James M. Davis and Raymond E. Swift and Class II directors Bart M. Hackley, Jr., Richard A. Lagomarsino, Zella A. Rushing and Ralph R. Bennett.

Item 5.  Other Information.

The Company announced the signing of a letter of intent by Peninsula National Bank to buy Frontier Bank, N.A., the Company's Orange County subsidiary. This prospective sale, which represents one of the major alternatives to raising the capital needed to comply with VCNB's Formal Agreement with the OCC, requires the completion of a definitive agreement and regulatory approval.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

		(11) Statement re: computation of per share earnings incorporated by reference in the Statement of Operations and accompanying Notes to the Consolidated Financial Statements.

(b)	Reports on Form 8-K.  Form 8-K filed June 9, 1994.


					SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







Date:  March 28, 1995	By:  /s/ Richard S. Cupp
					President/Chief Executive Officer




Date:  March 28, 1995 	By:  /s/ Simone Lagomarsino
					Chief Financial Officer