Form 10-Q/A
VENTURA COUNTY NATIONAL BANCORP
filed 1995-03-29
CIK 744471

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C. 20549
                            FORM 10-Q/A
                            (Amendment No. 1)


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended September 30, 1994

                     Commission File No. 0-15814


                  VENTURA COUNTY NATIONAL  BANCORP
(Exact Name of Registrant as specified in its charter)

          CALIFORNIA                         77-0038387
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number)

     500 ESPLANADE DRIVE                       93030
      OXNARD, CALIFORNIA                     (Zip Code)
    (Address of principal
      executive offices)

        Registrant's telephone number, including area code:
                    (805)  981-2600

  Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock
                        (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [x] No [ ]

      Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date.

     As of September 30, 1994 - Common stock no par value; issued and outstanding: 6,333,835 shares.


                                        Total No. of pages:    20
                                     Exhibit Index at page:    19

                 Ventura County National Bancorp
                              INDEX
                       September 30, 1994



Part I.    Financial Information                           3
Item 1.    Financial Statements
           Consolidated Balance Sheets at September
           30, 1994 and December 31, 1993                  4
           Consolidated Statements of Operations for
           the three and nine months ended September       5
           30, 1994 and 1993
           Consolidated Statements of Cash Flows for
           the nine months ended September 30, 1994        6
           and 1993
           Notes to Consolidated Financial Statements     7-10
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of            11-18
           Operations

Part II.   Other Information
Item 1.    Legal Proceedings                               19
Item 2.    Changes in Securities                           19
Item 3.    Defaults upon Senior Securities                 19
Item 4.    Submission of Matters to a Vote of              19
           Security Holders
Item 5.    Other Information                               19
Item 6.    Exhibits and Reports on Form 8-K                19

Signatures                                                 20
PAGE

Part I.  Financial Information

The Consolidated Balance Sheet at September 30, 1994, the Consolidated Statements of Operations for the three and nine months ended September 30, 1994 and 1993 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1994 and 1993 are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations and cash flows of Ventura County National Bancorp and Subsidiaries (the Company). The accompanying notes are considered an integral part of these financial statements.

PAGE

                    Item I.   Financial Statements
           VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (in thousands of dollars)

                                    September 30, December 31,
	                                  1994         1993
 ASSETS
 Cash and Cash Equivalents           $17,738      $15,943
 Federal Funds Sold                   33,500       18,000
 Interest Bearing Deposits with
  Other Financial Institutions           694        2,180
 Securities held-to-maturity          17,037        2,300
 Securities available-for-sale        22,039       38,475

    Loans and Leases,
  Net of Unearned Income             181,470      267,514

Less: Loan Loss Reserve               9,030       14,313
   Net Loans and Leases              172,440      253,201

 Premises and Equipment, Net           2,065        1,687
 Other Assets                          6,120        8,743

    TOTAL ASSETS                    $271,633     $340,529

LIABILITIES AND SHAREHOLDERS'
 EQUITY
 Deposits:
  Non-Interest Bearing Demand       $ 73,900     $ 99,502
  Interest Bearing Demand
    and Savings                       86,547      101,224
  Time                                90,160      117,563
   Total Deposits                    250,607      318,289

 Notes Payable                           125          125
 Other Liabilities                     1,658        1,745

  Total Liabilities                  252,390      320,159

 Commitments and Contingencies
  Shareholders' Equity:
   Contributed Capital, including
    common stock of no par value.
    Authorized,  20,000,000 shares;
    Issued 6,333,835                  30,949       30,949
  Unrealized Loss on Securities         (937)        (122)
   Retained Earnings                  (10,769)     (10,457)
  Total Shareholders' Equity          19,243       20,370
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY            $271,633     $340,529

See accompanying notes to Consolidated Financial Statements.
PAGE

          VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
               Consolidated Statements of Operations
                             (unaudited)
         (in thousands of dollars, except per share amounts)
                               Three Months       Nine Months
                           Ended September 30  Ended September 30
                           1994          1993  1994          1993
Interest Income:
 Loans and Leases          $4,584    $5,514    $14,325   $17,909
 Interest on Deposits
  with Other Financial
  Institutions                 10        56         58       208
 Taxable Investments          541       464      1,376     1,481
 Federal Funds Sold           376       205        736       336

  Total Interest Income     5,511     6,239     16,495    19,934

Interest Expense:
 Deposits                   1,501     2,057      4,704     6,518
 Other Borrowings               2       150          9       506

  Total Interest Expense    1,503     2,207      4,713     7,024

  Net Interest Income       4,008     4,032     11,782    12,910

  Provision for Loan
   Losses                     400     6,062      3,275    14,413

  Net Interest Income
   (Loss) After
    Provision for Loan
    Losses                  3,608    (2,030)     8,507    (1,503)

Other Income:
 Service Charges on Deposit   313       369        937     1,173
  Accounts
 Loan Fees                     25       172        127       817
 Miscellaneous Fees            73       138        282       429
 Other                        180       321      2,344     1,320

  Total Other Income          591     1,000      3,690     3,739

Other Expenses:
 Salary and Employee
   Benefits                 1,350     1,722      4,904     5,223
 Net Occupancy                573       564      1,613     1,818
 Equipment                    216       248        645       867
 Other                      1,420     1,955      5,058     6,779

  Total Other Expenses      3,559     4,489     12,220    14,687

  Income (Loss) Before
   Income Taxes               640    (5,519)       (23)  (12,451)

  Applicable Income Taxes      75    (1,218)       289    (3,904)
   (Benefit)

  Net Income (Loss)          $565   ($4,301)     $(312)  ($8,547)

  Net Income (Loss)
    Per Share                $0.09  ($0.77)       (0.05)  ($1.52)

 See accompanying notes to Consolidated Financial Statements.
PAGE

              VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                       (in thousands of dollars)

                                      For the nine months ended
                                              September 30,
                                        1994                1993
Cash flows from operating
  activities:

  Net income (loss)                  $  (312)            ($8,547)
  Gain on sale of
   Mortgage Servicing                 (1,443)                  0
  Gain on sale of
   merchant card                        (174)                  0
  Gain on sale of SBA loans             (261)               (325)

  Adjustments to reconcile
   net income to
   cash flows from
   operating activities:
    Depreciation and amortization        573                 942
    Provision for loan losses          3,275              14,413
    Change in deferred loan fees        (340)               (136)
    Amortization of investment
     premium, net of
     investment discount                 280                 135
    Loss (gain) on sale of
     investment securities               150                 (28)

    Gain on sale of REO                 (520)                 (1)
    REO writedowns                       796               1,216
    Change in other assets            (5,658)             (2,905)

    Change in other liabilities          (87)                690
    Decrease in deferred
     compensation related to ESOP          0                 438

  Net cash provided by (applied to)
   operating activities               (3,721)              5,892

Cash flows from investing activities:

  Proceeds from sale of
   servicing                         $ 1,763                   0
  Proceeds from sale of
   merchant card                         174                   0
  Principal reductions from
   investment securities
   available for sale                  2,354                   0
  Principal reductions from
   investment securities                   0              26,788
  Principal reductions from
   investment securities held
   to maturity                         2,789                   0
  Proceeds from sale of investment     8,756                   0
   securities available for sale
  Proceeds from sale of investment         0              22,772
   securities
  Purchase of investment securities
   available for sale                (10,126)            (59,662)
  Purchase of investment securities
   held to maturity                   (3,194)                  0

  Purchase of premises and equipment    (773)               (336)
  Proceeds from sales of premises and
   equipment                              31                  11
 Proceeds from sale of REO properties  5,208                 834
 Net decrease in loans and leases     70,892              33,273

 Proceeds from sale of SBA loans         282                 517
 Proceeds from sale of nonperforming
  loans                                9,056                    0
 Increase in fed funds sold          (15,500)            (26,000)
 Change in interest bearing
  deposits with other financial
  institutions                         1,486               2,280

  Net cash provided by investing      73,198                 477
   activities

Cash flows from financing activities:
 Change in demand and savings
  deposits                           (40,279)             (9,142)
 Change in time deposits             (27,403)            (10,052)
 Change in short term borrowings           0              (2,908)
 Change in notes payable                   0                (438)

Net cash (applied to)
 financing activities                (67,682)            (22,540)

Net increase (decrease) in cash
 and cash                              1,795             (16,171)

Cash and Cash Equivalents
 at December 31                       15,943              38,704
Cash and Cash Equivalents
 at September 30                     $17,738             $22,533

See accompanying notes to Consolidated Financial Statements.

PAGE

           VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)
                          September 30, 1994



Note A.  Basis of Presentation

   The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S -
X.   Accordingly,  they do not include all of the  information
and   footnotes  required  by  generally  accepted  accounting
principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair pre-sentation have been included. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1993.

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

Note B.  Investment Securities

   On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows: 1) debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost;
2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with
unrealized  gains  and  losses  excluded  from  earnings   and
reported in a separate component of shareholders' equity. The Company had no trading securities at September 30, 1994 or December 31, 1993. Mortgage-backed securities consist entirely of Federal Home Loan Mortgage Corporation backed securities. The Company did not have structured notes, CMOs or other derivative products in the portfolio at September 30, 1994 or December 31, 1993. Unrealized losses totaling $937,000 and $122,000 at September 30, 1994 and December 31, 1993, respectively, were due to the interest rate environment; as such, these unrealized losses were deemed temporary in nature.

PAGE

The amortized cost basis, gross unrealized holding gains and losses and estimated market values of securities-available-for-sale at September 30, 1994 and December 31, 1993 are as follows:

                           Securities-Available-for-Sale
                             (in thousands of dollars)
                               Gross      Gross
                     Amortized Unrealized Unrealized
                          Cost    Holding    Holding    Market
September 30, 1994       Basis      Gains     Losses     Value
U.S. Government
  Securities             $10,127   $    0      $  87   $10,040
Mortgage Backed
  Securities              12,629        0        630    11,999

                         $22,756   $    0      $ 717   $22,039


December 31, 1993
U.S. Government
  Securities             $     0   $    0      $   0   $     0
Mortgage Backed
  Securities              38,597       56        178    38,475

                         $38,597   $   56      $ 178   $38,475

The amortized cost basis, gross unrealized holding gains and losses and estimated market values of securities-held-to-maturity at September 30, 1994 are as follows:

                           Securities-Held-to-Maturity
                            (in thousands of dollars)
                                    Gross      Gross
                     Amortized Unrealized Unrealized
                          Cost    Holding    Holding    Market
September 30, 1994       Basis      Gains     Losses     Value
U.S. Government
  Securities             $ 1,250  $    0    $    11    $ 1,239
Mortgage Backed
  Securities              14,197       0        511     13,686
Federal Reserve Bank
  & FHLB Stock             1,590       0          0      1,590

                         $17,037  $    0     $  522    $16,515

Securities-held-to-maturity at December 31, 1993 included Federal Reserve Bank and FHLB stock carried at $2,300,000,
which  approximates  market.   At  September  30,  1994,  debt
securities  totaling  $5,000,000,  which  are  classified   as
available-for-sale, mature in less than six months while the remaining debt securities classified as held-to-maturity and available-for-sale mature after one year and before five
years.   During the nine months ended September 30, 1994,  the
Company  received  $8,756,000 in proceeds  from  the  sale  of
investment   securities   classified  as   available-for-sale,
resulting in gross losses of $150,000.
The Company transferred a mortgage backed security with an unrealized loss of $220,000 from available-for-sale to held-to-maturity in the quarter ended September 30, 1994 due to a change in intent to hold the security to maturity and limit the impact of unrealized losses on shareholders' equity. Due to a decline in the market value of investment securities classified as available-for-sale PAGE and the $220,000 unrealized loss on the security transferred, in accordance with SFAS 115 the Company recorded an unrealized loss totaling $937,000 in shareholders' equity on the consolidated balance sheet at September 30, 1994, an increase of $815,000 from December 31, 1993. The $220,000 unrealized loss will be accreted to shareholders' equity over the average life of the security.

Note C.  Commitments and Contingencies

In the ordinary course of business, the Banks enter into various commitments to make loans or extend credit in the form of lease financing arrangements or to provide lines of credit to
customers.   At  September  30,  1994,  the   Banks   had
outstanding loan commitments of $18,201,000 and letters of credit outstanding in the amount of $2,721,000.

Note D.  Lease Commitments

The Company has commitments for non-cancelable operating leases of premises and equipment. Rental payments for the nine months ended September 30, 1994 and 1993 were $1,170,000 and $1,249,000, respectively.

Note E.  Income Tax Provisions

Amounts provided for income taxes are based on the income or loss reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial statement purposes.

Note F.  Stock Dividend and Income Per Share

Income per share data is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents except when their effect is anti-dilutive. The weighted average number of shares used to compute income per share for the nine months ended September 30, 1994 and 1993 were 6,333,835 and 5,614,255, respectively.

Note G. Statement of Cash Flows

For the three and nine months ended September 30, 1994 and 1993, the Company paid approximately $1,522,000 and $4,780,000 and $2,164,000 and $6,959,000 in interest, respectively. The Company has paid no income taxes in 1994 and paid $0 and $300,000, respectively, in income taxes during the three and nine months ended September 30, 1993. The Company acquired $1,575,000 and $6,063,000, respectively, in real estate owned through foreclosures during the three and nine months ended September 30, 1994.
    PAGE

                         Part 1, Item 2
            VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
      Management's Discussion And Analysis Of Financial Condition
                       And Results Of Operations

The following presents management's discussion and analysis of the consolidated financial condition and operating results of Ventura County National Bancorp (separately "Parent" and, with its subsidiaries on a consolidated basis, the "Company"), and its subsidiaries as of September 30, 1994 and for the three and nine months ended September 30, 1994 and 1993. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

General

   At   September  30,  1994,  the  Company  had  total  assets
of $271,633,000 and net income of $565,000 or $0.09 per share for the three months ended September 30, 1994 and a net loss of $312,000 or $0.05 per share for the nine months ended September 30, 1994, as compared to total assets of $340,529,000 at December 31, 1993 and net losses of $2,670,000 or $0.48 per share and $4,246,000 or $0.76 per share for the corresponding periods of 1993. The significant improvement in operating results for the three and nine months ended September 30, 1994, as compared to the three and nine months ended September 30, 1993 is due primarily to a substantial reduction in the provision for loan losses, increased non-interest income and reduced non-interest expenses.

Net Interest Income and Net Interest Margin

Net interest income decreased by $1,128,000 or 8.7% to $11,782,000 for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993, primarily due to a significant decrease in average interest earning assets, which exceeded the decrease in average interest bearing liabilities. These decreases reflect overall balance sheet shrinkage, beginning in 1993, to improve liquidity. Net interest income decreased by $24,000 or 0.6% to $4,008,000 for the three months ended September 30, 1994 as compared to the three months ended September 30, 1993.

Interest income for the nine months ended September 30, 1994 decreased $3,439,000 to $16,495,000, or 17.3%, to $16,495,000
over the nine months ended September 30, 1993 while interest expense decreased $2,311,000 or 32.9% to $4,713,000 for the same periods. Interest income decreased $728,000 or 11.7% to $5,511,000 for the quarter ended September 30, 1994 as compared to the quarter ended September 30, 1993, while interest expense decreased $704,000 or 31.9%, during the third quarter of 1994 compared to the third quarter of 1993.


The decrease in interest income during the first nine months of 1994 was primarily attributable to a significant decrease in interest earning assets. Average interest earning assets were $285,541,000 for the nine months ended September 30, 1994, a 19.7% decrease from the average balance of $355,521,000 for the nine months ended September 30, 1993. The decrease in interest income was slightly offset by an increase in the yield on interest earning assets to 7.7% for the nine months ended September 30, 1994 versus a 7.5% yield on interest earning assets for the corresponding period of 1993, which reflects increases in market interest rates beginning in 1994 and a change in the mix of assets due to the declining asset base. Average earning assets as a percent of total average assets for the nine months ended September 30, 1993 and 1994, increased from 90.7% to 93.8%, respectively. The Company reduced average earning assets to fund a planned reduction of volatile deposits, particularly title and escrow and institutional certificates of deposit.


The decrease in interest expense during the nine months ended September 30, 1994 was primarily attributable to a decrease in average interest bearing deposits from $281,990,000 for the nine months ended September 30, 1993 to $204,428,000 for the nine months ended September 30, 1994, a decrease of 27.5 %. In addition, the decrease in interest expense was also affected by a change in the mix of interest-bearing liabilities. Average noninterest bearing deposits as a percent of total average deposits increased from 25.1% for the nine months ended
September 30,  1993  to   27.7%   for   the   nine  months  ended
September 30, 1994, due to a significant decrease in interest bearing time deposits. Average deposits decreased from $335,590,000 to $282,063,000 or 16.0% for the nine months ended
September 30, 1993 and 1994, respectively. Average certificates of deposit greater than $100,000 decreased from 16.9% of average total deposits for the nine months ended September 30, 1993 to
12.5% of average total deposits for the nine months ended September 30, 1994. As a result of the shift in the mix of liabilities, the average cost of funds declined to 2.2% for the nine months ended September 30, 1994 compared to a 2.7% cost of funds for the corresponding period of 1993, despite increases in market interest rates.


The decrease in interest income during the third  quarter of 1994
was   primarily  attributable  to  the  significant  decrease  in interest earning assets.  The effect  of the decrease in interest earning assets was slightly offset by an increase in the yield on
interest  earning  assets.   The  decrease  in  interest  expense
during the three months ended September 30, 1994 was primarily attributable to a decrease in interest bearing deposits. In addition, a decrease in the cost of funds resulting from the shift in the mix of liabilities contributed to the decrease in interest expense.


As a result, net interest margin increased from 4.8% to 5.5% for the nine months ended September 30, 1993 and 1994, respectively, and from 4.7% to 6.0% for the three months ended September 30, 1993 and 1994, respectively.

Other Income

Other income decreased $49,000 to $3,690,000 for the nine months ended September 30, 1994, a 1.3% decrease over the corresponding period in 1993. Loan fees decreased from $817,000 for the nine months ended September 30, 1993 to $127,000 for the nine months ended September 30, 1994, reflective of a significant decrease in income resulting from mortgage loan originations and servicing and a charge of $330,000 related to purchased mortgage servicing rights. The Company sold its mortgage servicing rights for a gain of $1,744,000 in May, 1994, less the write-off of remaining mortgage servicing rights intangible assets totaling $320,000 and also sold its mortgage origination unit in June, 1994 in return for residual income on future loan originations by the acquirer. Due to significant reductions in mortgage origination activity, subsequent to the sale, the acquirer closed the mortgage origination unit, so no residual income will be generated. Mortgage servicing fee income and net gains on sale of mortgage loans represented 18% of total other income for the nine months ended September 30, 1994 and 38% of total
other  income for   the  nine  months  ended September 30, 1993.
Other fee income increased from  $1,320,000  to  $2,344,000 for
the     nine  months  ended  September  30, 1993  and 1994,
respectively, due to the gain on sale of mortgage servicing and a gain of $175,000 on the sale of the merchant credit card operation in March, 1994, which were offset by a decrease in gains on the sale of SBA loans during the comparative periods. Merchant card income represented 1% and 3% of total other income for the nine months ended September 30, 1994 and September 30, 1993, respectively. Service charges on deposit accounts decreased $236,000 or 20.1% to $937,000 for the nine months ended September 30, 1994, as compared to the corresponding period in 1993, as a result of customers maintaining higher average balances to offset service charge assessments and lower deposit levels. Miscellaneous fee income decreased from $429,000 for the nine months ended September 30, 1993 to $282,000 for the nine months ended September 30, 1994.


Other income decreased $409,000 to $591,000 for the three months ended September 30, 1994, a 40.9% decrease over the corresponding period in 1993. The decrease is a result of reduced mortgage origination and servicing income for reasons discussed above, together with lower service charges, miscellaneous fees and gains from the sale of SBA loans.

Other Expenses

Total other expenses decreased from $14,687,000 to $12,220,000 for the nine months ended September 30, 1993 and 1994, respectively. A decrease in net real estate owned (REO) expense of $1,068,000 accounts for the majority of the $1,721,000 or 25.4% decrease in other expenses for the nine months ended
September 30, 1994 over  the 	corresponding period  in 1993.


The company incurred substantial writedowns on REO during the nine months ended September 30, 1993 due to declining market values on properties that were principally raw land and commercial real estate. REO expense and writedowns in the nine months ended September 30, 1994 totalled $227,000, which reflects on improving market for distressed properties. Salary and employee benefit expense decreased by $319,000 or 6.1%
from $5,223,000  for  the nine months  ended  September  30,
1993  to $4,904,000  for  the corresponding   period  in  1994
primarily as a result of staff reductions which was partially offset by a decline in deferred loan origination costs. There was a decline in total employees from 199 to 139 at September 30, 1993 and 1994, respectively. The decrease in employee benefits expense also reflected the replacement during 1994 of contributions to the ESOP with 401(k) matching contributions. The Company also adopted Statement of Position ("SOP") 93-6 in 1994 which provides that future ESOP contributions, if any, shall be expensed at fair market value of the Common Stock at the time of the contribution rather than the historical cost of $9.00 per share. Adoption of SOP 93-6 had no impact on results of operations during 1994. The extent to which the adoption of SOP 93-6 will affect the Company's results of operations depends on the level of future ESOP contributions, if any, and the market value of the Common Stock, neither of which
can be determined at this time.  These   reductions  were
partially   offset   by deferred loan origination costs.  In
accordance with Statement of Financial Accounting Standards No. 91, the Company defers loan origination costs and amortizes them into loan interest income over the life of each loan.
These  deferred costs were $548,000   and  $1,350,000  at
September  30,  1994  and  1993, respectively.


In addition, occupancy expense decreased from $1,818,000 to $1,613,000 for the nine months ended September 30, 1993 and 1994, respectively, as a result of a decrease in amortization expense related to leased space and an increase in income from subleases. Equipment expense decreased from $867,000 to $645,000 for the nine months ended September 30, 1993 and 1994, respectively, primarily due to a significant decrease in depreciation expense. The Company outsourced its data processing in May 1994 with monthly cost savings of approximately $52,000. The Company outsourced its courier service in September 1993, resulting in monthly reductions of approximately $8,000.



Total other expense expressed as a percentage of net interest income plus other income, commonly referred to as the efficiency ratio, was 79.0% and 88.2% for the nine months ended September 30, 1994 and 1993, respectively. Total other expenses decreased from $4,489,000 to $3,559,000 for the three months ended September 30, 1993 and 1994, respectively. This significant decrease was largely attributable to a decline in REO expense as a result of recoveries on sale of REO, while decreases were also realized in salary, equipment expenses and data processing expenses.


Loan Loss Reserve and Non Performing Loans

The Company maintains a loan loss reserve which it believes is adequate to cover the risk of loss in the loan and lease portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of September 30, 1994 is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses that cannot be reasonably predicted at this time.

For the nine months ended September 30, 1994, the provision for loan losses was $3,275,000, as compared to $14,413,000 for the corresponding period in 1993. For the three months ended September 30, 1994, the provision for loan losses was $400,000, as compared to $6,062,000 for the corresponding period in 1993. The reduction of loan loss provision from 1993 to 1994 is due to a significant decline in the migration of loans to nonaccrual status or REO during 1994. At September 30, 1994, the loan loss reserve was $9,030,000 as compared to $14,313,000 at December 31, 1993. The ratio of the loan loss reserve to total outstanding loans and leases was 4.95% at September 30, 1994 and 5.35% at December 31, 1993. The coverage ratio, or the ratio of loan loss reserves to non-performing assets, was 66.1% and 64.9% at September 30, 1994 and December 31, 1993, respectively. Nonperforming assets consist of nonperforming loans plus REO. The Company's nonperforming loans fall within three categories: troubled debt restructurings ("TDRs"), loans past due greater than 90 days and still accruing and loans on nonaccrual status. The level of loan loss reserves reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service area. The Company has expanded the Loan Administration and Special Assets Departments to improve overall asset quality.


Non-performing loans are those on which the borrower fails to perform under the original terms of the obligation. As of September 30, 1994, and December 31, 1993, the Company had TDRs $691,000 and $348,000, respectively, on which the terms have been renegotiated to provide for a reduction or a deferral of interest or principal payments on concessionary terms. Those renegotiated terms include, in some instances, strengthening the collateral underlying the loan. All TDRs are current and performing according to the negotiated terms.


Loans are automatically placed on non-accrual status when principal or interest payments are past due greater than 90 days, unless the loan is an SBA guaranteed loan and a deferral period has been negotiated. If the loan is in the process of imminent collection in the normal course of business, the Company may continue to accrue interest. Loans are placed on non-accrual status earlier, if there is doubt as to the collectability of any amounts due according to the contractual terms of the loan agreement. At September 30, 1994 and December 31, 1993, the Company had $145,000 and $552,000,
respectively, in loans past due greater than 90 days and still accruing interest and non-accrual loans of $10,114,000 and $18,939,000, respectively.


The decrease in loans past  due greater than 90 days reflects the
migration  of   certain  loans   to   non-accrual  or  REO status
combined with a strengthened credit administration unit which has improved collection efforts. The decrease in non-accrual loans from December 31, 1993 to September 30, 1994 reflects the bulk sale of $14.2 million in non-performing loans in May, 1994 which $1.5 million to the loan loss provision, which resulted in a charge-off of $5.0 million and the addition of the pay-off or restoration to performing status of other credits and the migration of certain assets to REO. Non-performing loans totaled $10,950,000 at September 30, 1994 or 6.0% of total outstanding loans and leases, as compared to $19,839,000 or 7.4% of total loans and leases at December 31, 1993.


Loans charged off during the nine months ended September 30, 1994 and 1993 totaled $8,913,000 and $4,628,000, respectively, or 4.0%
and 1.56% of average outstanding loans and leases, respectively. The level of charge offs in 1994 is in part attributable to the bulk sale of non-performing loans discussed above. For the nine months ended September 30, 1994 and 1993, loans and lease recoveries were $355,000 and $116,000, respectively. Loans charged off during the three months ended September 30, 1994 and 1993 totaled $1,323,000 and $2,803,000, respectively, while loans and lease recoveries were $184,000 and $68,000, respectively.

Taxes

Applicable tax expense for the nine months ended September 30, 1994 were offset by utilization of a tax valuation allowance. In addition, an additional charge of $289,000 was taken to increase the tax valuation allowance in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes" and to reflect the filing of the Company's 1993 tax returns. Applicable tax benefits for the nine months ended September 30, 1993 were $3,904,000.

Financial Condition

Total assets at September 30, 1994 decreased $68.1 million or 20.0% from December 31, 1993. Net loans and leases decreased $80.0 million or 31.6% from prior year end, primarily due to the sale of non-performing loans and the payoff of other loans that funded deposit outflows. These decreases were partially offset by increases in federal funds sold of $15.0 million or 86.1% and cash and cash equivalents of $1.8 million or 11.3%.


The Company's REO balances increased from $2,229,000 at December 31, 1993 to $2,709,000 at September 30, 1994. The
increase in REO reflects the repossession of several properties which management believes improved the Company's ability to resolve those impaired assets. At September 30, 1994, the Company's REO consisted of two parcels of land for development in Simi Valley, California and Hemet, California and five other properties which together total $250,000. The Company is in escrow on the Simi Valley property and is actively seeking a buyer for the remaining REO.

Fixed assets, net of depreciation, increased from $1,687,000 at December 31, 1993 to $2,065,000 at September 30, 1994 due to capitalized costs associated with the Company's data processing conversion.

Total deposits at September 30, 1994 decreased $67.7 million or 21.3% from December 31, 1993, due primarily to the intentional run-off of $37.1 million of title and escrow deposits and institutional certificates of deposit in an attempt to improve the core deposit base and reduce potentially volatile liabilities. Other categories of deposits also decreased. Non-interest bearing demand deposits decreased $25.6 million or 25.7%, time deposits decreased $27.4 million or 23.3% and interest bearing demand and savings deposits decreased $14.7 million or 14.5%.

The Company discontinued the issuance of commercial paper on December 31, 1993. Average commercial paper sold for the first nine months of 1993 was $6,870,000. Average Federal Funds purchased for the nine months ended September 30, 1994 declined to $59,000, compared to $1,839,000 for the corresponding period in 1993. In 1993, the Company retired the remaining principal on the ESOP loan. Principal outstanding on the ESOP loan was $1,749,000 at September 30, 1993.

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

The Banks maintain a level of liquidity that they consider adequate to meet their current needs. The Banks' principal sources of cash include incoming deposits, repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Banks can arrange the sale of loans and investments and access their Federal Funds lines of credit with correspondent banks or lines of credit with federal agencies.

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (cash and cash equivalents, federal funds sold, interest bearing deposits with other financial institutions and investment securities) as a percentage of average assets of the Company during the nine months ended September 30, 1994 was 22.1% as compared to 13.1% for the corresponding period in 1993. The loan to deposit ratios for the Company at September 30, 1994 and December 31, 1993 were 72.7% and 84.0%, respectively. The increase in the liquidity ratio and decrease in the loan to deposit ratio is the result of a decrease in pledged securities and a decline in loans and total assets during the first nine months of 1994 as compared to the same period during 1993.

Although liability management is the key to liquidity management in the short-term, long-term planning of both assets and liabilities is necessary to manage net yields. To the extent maturities of assets and liabilities do not match in a changing rate environment, net yields may be affected.

From December 31, 1993 to September 30, 1994, total interest earning assets decreased from $328,469,000 to $255,532,000, a decrease of 22.2%, and interest bearing liabilities decreased from $218,912,000 to $176,832,000, or 19.2%. The ratio of rate sensitive assets to rate sensitive liabilities was 1.4 at September 30, 1994 and December 31, 1993. Since 61% of interest earning assets have variable interest rate structures and therefore reprice immediately upon a change in prime rate, a rising interest rate environment results in net interest margin improvement for the Company, as assets reprice faster than liabilities. In a relatively stable interest rate environment, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 41% of the variable rate loans to mitigate the effect on net interest margin if interest rates decline, many of which floors reprice upward in connection with renewals during a rising rate environment.

Parent is a legal entity, separate and distinct from its subsidiaries, and it must separately meet its liquidity needs. Aside from raising capital on its own behalf or borrowing from outside sources, Parent may receive additional funds through dividends  paid  by,  and  fees from  services  provided  to  its subsidiaries. Future cash dividends paid to Parent by its subsidiaries will depend on each subsidiary's future profitability, capital requirements and other factors. As discussed further in the section entitled "Agreements with the Office of the Comptroller of the Currency" Parent may owe a reimbursement to VCNB. There was no material change in cash at the Parent company level from December 31, 1993 to September 30, 1994.

Inflation

The assets and liabilities of the Company, except for fixed assets, are virtually all monetary items. Since the Company maintains a small portion of its total assets in fixed assets, 0.8% at September 30, 1994 and 0.5% at December 31, 1993, respectively, the potential for inflated earnings resulting from understated depreciation charges is minimal. High inflation rates could impact other expense items, such as salaries and occupancy expense.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that for banks to be considered "well capitalized," they must maintain a leverage ratio of 5.0%, a Tier 1 risk based capital ratio of 6.0% and a total risk based capital ratio of 10.0% and not be under a written agreement or capital directive. Banks will be considered "adequately capitalized" if they maintain a leverage ratio of 4.0%, a Tier 1 risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. Tier 1 capital consists primarily of common stock, retained earnings and perpetual preferred stock, less goodwill and ineligible items. Tier 2 capital is comprised of limited life preferred stock, subordinated debt and loan loss reserves limited to 1.25% of total risk weighted assets. Total risk based capital is Tier 1 plus Tier 2 capital; however, at least 50% of total risk based capital must be comprised of Tier 1 capital. The capital standards specify that assets, including off-balance sheet items, be assigned "risk weights" based on credit and liquidity risk which range from 0% risk weight for cash to 100% risk weight for commercial loans and certain other assets. The leverage ratio is Tier 1 capital to adjusted average assets. The Tier 1 capital ratio is Tier 1 capital to risk weighted assets. The total risk-based capital ratio is Tier 1 plus Tier 2 capital to risk weighted assets. The following sets forth the capital ratios for the Company and each of the Banks at September 30, 1994 and December 31, 1993:

Consolidated Company               September 30,    December 31,
                                      1994            1993
Company<F1>
Risk-Based Capital Ratio              10.19%            8.73%
Tier 1 Capital Ratio                   9.05%            7.43%
Leverage Ratio                         7.43%            6.02%

VCNB
Risk-Based Capital Ratio              10.32%            7.83%
Tier 1 Capital Ratio                   9.14%            6.52%
Leverage Ratio                         6.72%            5.49%

Frontier<F1>
Risk-Based Capital Ratio              11.99%           11.31%
Tier 1 Capital Ratio                  10.71%           10.03%
Leverage Ratio                         7.85%            7.30%

<F1>  In accordance with recent guidance from the Federal
Financial Institutions Examination Council, regulatory capital includes $756,000, which represents a $792,000 cumulative effect adjustment to reduce the balance of deferred gains on the sale of SBA loans, a portion of which was offset by income recognized under generally accepted accounting principles. This adjustment is not reflected in the accompanying financial statements prepared in accordance with generally accepted accounting principles.


The Company has determined to proceed with a proposed rights offering to shareholders of $5,000,000 to $7,000,000. Although the precise terms of the rights offering have not been determined, it is anticipated that those shares unsubscribed to by shareholders would be made available to standby purchasers as of yet not identified. The offering will only be made by means of a prospectus. Substantially all of the net proceeds of the offering would be contributed as capital to VCNB for purposes of satisfying the minimum capital requirements of VCNB's Formal
Agreement with  the  Comptroller  of  the  Currency.    It   is
anticipated that the proposed offering would commence during the second quarter of 1995, at which time the subscription price, subscription ratio and proposed record date would be established.

Regulatory Agreements

VCNB entered into a Formal Agreement with the OCC on March 19, 1993 and Frontier entered into a Consent Order with the OCC on March 29, 1993. The significant common requirements of the Formal Agreement and the Consent Order for VCNB and Frontier include conducting a program to evaluate and improve board supervision and management, develop a program designed to improve loan administration, developing a program regarding asset diversification, obtaining current credit information on any loans lacking such information, reviewing and revising loan policy, establishing an independent loan review program, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend. In addition, the Consent Order requires that Frontier maintain as of May 31, 1993 and beyond a Tier 1 capital ratio of 9.50% and a leverage ratio of 7.00%, respectively.

The Formal Agreement, which was amended on February 3, 1994, requires VCNB to achieve a Tier 1 capital ratio of 12.00% and a leverage ratio of 7.00% by September 30, 1994. At September 30, 1994, VCNB needed $4.2 million additional capital to reach its Tier 1 capital requirement of 12%, and $0.6 million additional capital to reach its leverage ratio requirement of 7%. Toward that end, the Company has determined to proceed with a rights offering of $5,000,000 to $7,000,000 as discussed more fully above, the proceeds of which are intended to be contributed to VCNB to satisfy the capital requirements of the Formal Agreement. In addition, the Formal Agreement amendment requires VCNB to seek reimbursement for all interest paid by VCNB to Parent in connection with a deposit account at VCNB which was related to the issuance of commercial paper. The Company believes that contribution of the net proceeds from the rights offering will satisfy the reimbursement requirement. Until such time as the reimbursement requirement is satisfied, VCNB may not make any distribution, payment or dividend to Parent without the prior written consent of the OCC.

The Company entered into a Memorandum of Understanding (MOU) with The Federal Reserve Bank of San Francisco (FRBSF) on March 19, 1994. The significant requirements of the MOU include submitting a program to improve the financial condition of the Banks, evaluate and improve board supervision and management, exit the commercial paper market, comply with Federal Reserve policy regarding management or service fees assessed by the Holding Company and paid by the Banks and implement steps to improve the effectiveness of the audit and credit review functions. The MOU further restricts the Company from declaring or paying a dividend, incurring any debt, adding or replacing a director or senior executive or repurchasing Company stock without the prior approval of the FRBSF. The MOU also requires the Company's board of directors to establish a committee to monitor compliance with the MOU and ensure that quarterly written progress reports detailing the form and manner of all actions taken to attain compliance with the MOU are submitted.

VCNB, Frontier and the Company are in compliance with or in the process of complying with all of the items required under the Formal Agreement, Consent Order and MOU, respectively, and management does not believe the Formal Agreement, Consent Order or MOU will have any adverse material impact on their future operations. However, the ability of VCNB to meet the capital requirements of the Formal Agreement is dependent on the successful acquisition of capital from external sources. Any deficiency in compliance with the requirements of the Formal Agreement, Consent Order or MOU could result in penalties or further regulatory restrictions.

Part II.  Other Information

Item 1.   Legal Proceedings.

		None.

Item 2.   Changes in Securities.

		None.

Item 3.   Defaults upon Senior Securities.

		Not Applicable.

Item 4.   Submission of Matters to a Vote of Security  Holders.

         None.

Item 5.   Other information.

As previously announced, negotiations for the sale of the Company's subsidiary, Frontier Bank, N.A., have been terminated.

Item 6.   Exhibits and Reports on Form 8-K.

		(a) Exhibits:

		(10.1) Agreement by and between Ventura County National Bank, Oxnard, California and The Office of the
Comptroller of the Currency.

		(10.2)  Amended  Formal  Agreement by   and  between
Ventura County National  Bank,  Oxnard, California and The
Office  of the Comptroller of the Currency.

		(10.3) Consent Order by and between Frontier Bank, N.A., La Palma, California and The Office of the Comptroller of the Currency.

		(10.4) Memorandum of Understanding by and between Ventura County National Bancorp, Oxnard, California and The
Federal Reserve Bank of San Francisco.

		(11) Statement re: computation of per share earnings incorporated by reference in the Statement of Operations and accompanying Notes to the Consolidated Financial Statements.

		(b) 	Reports on Form 8-K.

			Form 8-K filed August 19, 1994.
                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      March 28, 1995             By:   /s/
				                       Richard S. Cupp
		                                 President/Chief
		                                 Executive Officer

Date      March 28, 1995              By:  /s/Simone Lagomarsino
                                           Chief Financial
								   Officer