Form 10-K405
VENTURA COUNTY NATIONAL BANCORP
filed 1995-03-30
CIK 744471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year ended 12-31-94  Commission File No. 0-15814

                        VENTURA COUNTY NATIONAL BANCORP
             (Exact Name of Registrant as Specified in its Charter)

     California                                       77-00038387
(State or Other Jurisdiction of    (I.R.S. Employer ID. Number)
Incorporation or Reorganization)
500 Esplanade Drive, Oxnard, California              93030
(Address of Principal Executive Offices)    (Zip Code)
Registrant's Telephone Number, Including Area Code (805)981-2600

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                              -------------------
                        Common Stock, $zero par value.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate Market Value of Voting Stock Held by Non affiliates of the Registrant:
$12,865,510

Number of Shares Outstanding of Each of the Issuer's Classes of Common Stock

Common Stock No Par Value - No. of Shares Outstanding at March 17, 1995
-------------------------
6,333,835
---------

Documents Incorporated by Reference:

Part II. Items 5,6,7,8 and 9, 1994 Annual Report to Shareholders
Part III. Items 10,11,12, and 13, Proxy Statement for 1995 Meeting

TABLE OF CONTENTS

____________________________________________________________________________
____________________________________________________________________________



No.           Item                                                     Page
---           ----                                                     ----

Part I
------

1.             Business                                                  1

2.             Properties                                               21

3.             Legal Proceeding                                         23

4.             Submission of Matters to a Vote of Security              24
               Holders

Part II
-------

5.             Market for the Common Stock and Related                  24
               Shareholder Matters

6.             Selected Financial Data                                  24

7.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations            24

8.             Financial Statements                                     24

9.             Disagreements with Accountants on Accounting and
               Financial Disclosure                                     24

Part III
---------

10.            Directors and Executive Officers                         24

11.            Executive Compensation                                   24

12.            Shareholdings of Certain Beneficial Owners and
               Management                                               24

13.            Certain Relationships and Related Transactions           24

14.            Exhibits, Financial Statement Schedules and
               Reports on Form 8K                                       24

                                 Part I
                                 ------

Item 1.  Business
-----------------

General
-------

          The Company is a registered bank holding company conducting business through its two subsidiary banks, Ventura County National Bank ("Ventura") and Frontier Bank, N.A. ("Frontier"). (Ventura and Frontier are sometimes collectively referred to herein as the "Banks.") At December 31, 1994, the Company had total consolidated assets of $257.8 million, total consolidated deposits of $236.3 million and total consolidated shareholders' equity of $19.1 million. The principal executive offices of the Company are located at 500 Esplanade Drive, Oxnard, California 93030, and its telephone number at that address is (805) 981-2600.

          The Banks are both national banking associations operating in Southern California. Ventura conducts its banking operations through four branch offices located in Ventura County, California, approximately 60 miles northwest of downtown Los Angeles. Ventura's headquarters are located in Oxnard, California, and its branch offices are located in Oxnard, Ventura, Camarillo and Westlake Village. Frontier is based in La Palma in northwestern Orange County and has a branch office in Wilmington in southern Los Angeles County. The Banks provide commercial banking services to small to medium sized businesses, professional firms and individuals in their market areas.

Competition
-----------

          In an environment of heightened regulatory scrutiny with respect to insured depository institutions such as Ventura and Frontier and expanded bank-like services provided by limited service financial institutions and by nonbank financial service providers, banking and bank related services continue to be an industry of rapid change and intense competition, thereby creating a highly competitive environment for the Company. Large moneycenter banks, super-regional banks, regional banks, multinational banks and mutual funds are the Company's primary competitors. Higher lending limits, wide-reaching advertising campaigns, and access to international money markets allows these organizations greater flexibility in meeting the needs of their customers. The Company competes for deposits and loans with these organizations as well as with local banks, savings and loans, savings banks, credit unions, thrift associations, and mortgage and finance companies. The Company believes its marketing niche to be small and medium-sized businesses with revenues less than $25 million. In order to compete with the other financial institutions in its service areas, the Company principally relies upon local promotional activities, personal relationships established by officers, directors and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate all of a customer's needs because of regulatory restrictions, the Company will arrange for those services to be provided by its correspondent banks or other companies with whom it has a relationship.

          Bank of America, N.T. & S.A. and First Interstate Bank of California are the dominant competitors in both Ventura and Frontier's market areas. As of June 30, 1993, Ventura had approximately 7.12% of total bank deposits in Ventura County. As of June 30, 1993, Frontier had approximately 0.17% of total bank deposits in Orange County and 0.08% of total bank deposits in Los Angeles County.

Supervision and Regulation
--------------------------

The Company
-----------

          The Company, as a registered bank holding company, is subject to regulation under the BHC Act. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

          The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain nonbank subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control or the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

          Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Supervision and Regulation -- Capital Standards."

          The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company with another bank holding company.

          The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern and is currently prohibited from approving an application by a bank holding company to acquire voting shares of any bank in another state unless such acquisition is expressly authorized by the laws of such other state. Beginning September 29, 1995, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. See "Supervision and Regulation -- Interstate Banking and Branching."

          Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

          The Company is also a bank holding company within the meaning of California Financial Code Section 3700. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Superintendent of Banks. Regulations have not yet been adopted to implement the Superintendent's power under this statute.

          Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

The Banks
---------

          As national banking associations, the Banks are subject to primary supervision, periodic examination and regulation by the OCC. If, as a result of an examination of a bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of either Bank's operations are unsatisfactory or that either Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties and to remove officers and directors. FDICIA has provided the FDIC with similar enforcement authority, in addition to its authority to terminate a bank's deposit insurance in the absence of action by the OCC and upon a finding that a bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

          The Banks are insured by the FDIC, which currently insures deposits of each member bank to a maximum of $100,000 per depositor as determined under FDIC regulations. For this protection, each bank pays a semi-annual statutory assessment and is subject to certain of the rules and regulations of the FDIC. See "Supervision and Regulation -- Premiums for Deposit Insurance." The Banks are also subject to certain regulations of the Federal Reserve Board.

          Various requirements and restrictions under the laws of the United States affect the operations of the Banks. See "Supervision and Regulation -- Effect of Governmental Policies and Recent Legislation." Federal statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.

          The OCC's statement of policy on risk-based capital requires that banks maintain a ratio of qualifying total capital to risk-weighted assets of not less than 8.00% (at least 4.00% of which must be in the form of Tier 1 capital). The regulations set forth minimum requirements, and OCC has reserved the power to require that banks maintain higher capital ratios. Among other powers, the OCC's regulations provide that capital requirements may be enforced by the issuance of a directive. The OCC's capital adequacy regulations also require that banks maintain a minimum leverage ratio of 3.00% Tier 1 capital to total assets for the most highly rated banks. This ratio is only a minimum. Institutions experiencing or anticipating significant growth or those with other than minimum risk profiles are expected to maintain a leverage ratio of at least 100 to 200 basis points above the minimum level. In addition, higher leverage ratios are required to be considered well-capitalized or adequately capitalized under the prompt corrective action provisions of the FDIC Improvement Act. For a more complete description of the OCC's risk-based capital regulations, see "Supervision and Regulation -- Capital Standards" and "Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

Restrictions on Transfers of Funds to Parent by the Banks
---------------------------------------------------------

          Federal Reserve Board policy prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowings or other arrangements that might adversely affect the holding company's financial position. The policy further declares that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. Other Federal Reserve Board policies forbid the payment by bank subsidiaries to their parent companies of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual cost plus a reasonable profit).

          Parent is a legal entity separate and distinct from the Banks. At present, substantially all of Parent's revenues, including funds available for the payments of dividends and other operating expenses, would be dividends paid to Parent from the Banks. The Banks, however, are currently prohibited from paying any dividends without the consent of the OCC. See "Supervision and Regulation -- Potential and Existing Enforcement Actions."

          There are also statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Banks. Sections 56 and 60 of Title 12 of the United States Code contain the major limitations on the payment of dividends by national banks. Section 56 generally prohibits national banks from paying dividends out of capital, and Section 60 further limits dividends, absent the OCC's approval, to the amount of a national bank's recent earnings. Under the prompt corrective action rules of FDICIA, no depository institution, such as the Banks, may issue a dividend or pay a management fee if it would cause the institution to become undercapitalized. Additionally, a bank holding company controlling a significantly undercapitalized institution may not make any capital distributions without the prior approval of the Federal Reserve Board. Other supervisory actions may be taken against institutions that are significantly undercapitalized, as well as undercapitalized institutions that fail to submit an acceptable capital restoration plan as required by law or that fail in any material respect to implement an accepted plan. See "Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

          The OCC also has authority to prohibit the Banks from engaging in what, in the OCC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines could limit the amount of dividends which the Banks or the Company may pay.

          The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, Parent or other affiliates, the purchase of or investment in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets from Parent or other affiliates. Such restrictions prevent Parent and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of specified amounts. Further, such secured loans, investments and other transactions between either of the Banks and Parent or any other affiliate are limited to 10% of either Bank's capital and surplus (as defined by federal regulations) and such secured loans, investments and other transactions are limited, in the aggregate, to 20% of either Bank's capital and surplus (as defined by federal regulations). Such transactions must also comply with regulations prohibiting terms that would be preferential to Parent other affiliates of the Banks.

          There have been no intercompany transactions between Parent and either of the Banks which would implicate these provisions.

Effect of Governmental Policies and Recent Legislation
------------------------------------------------------

          Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in the Banks' portfolio comprise the major portion of the Banks' earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Banks are subject to the influence of local, domestic and foreign economic conditions, including recession, unemploy ment and inflation.

          The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of any major changes and the impact such changes might have on the Bank are impossible to predict. Certain of the potentially significant changes which have been enacted and proposals which have been made recently are discussed below.

Capital Standards
-----------------

          The OCC has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively higher credit risk, such as business loans.

          A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, term preferred stock, term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies, including the limitation that Tier 2 capital may not exceed Tier 1 capital for determining an institution's capital ratios. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

          In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum
leverage ratio of Tier 1 capital to total assets must be 3%.   For all banking
organizations not rated in the highest category, the minimum leverage ratio must
be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%.    In
addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

          The federal banking regulators have issued a proposed rule to take account of interest rate risk in calculating risk-based capital. The proposed rule includes a supervisory model for taking account of interest rate risk. Under that model, institutions would report their assets, liabilities and off balance sheet positions in time bands based upon their remaining maturities. The federal banking agencies would then calculate a net risk weighted interest rate exposure. If that interest rate risk exposure was in excess of a certain threshold (1% of assets), the institution could be required to hold additional capital proportionate to that excess risk. Alternatively, the agencies have proposed making interest rate risk exposure a subjective factor in considering capital adequacy. Exposures would be measured in terms of the change in the present value of an institution's assets minus the change in the present value of its liabilities and off-balance sheet positions for an assumed 100 basis point parallel shift in market interest rates. However, the federal banking agencies have proposed to let banks use their own internal measurement of interest rate risk if it is declared adequate by examiners.

          Effective January 17, 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

          In December 1993, the federal banking agencies issued an interagency policy statement on the allowance for loan and lease losses which, among other things, establishes certain benchmark ratios of loan loss reserves to classified assets. The benchmark set forth by such policy statement is the sum of (a) assets classified loss; (b) 50 percent of assets classified doubtful; (c) 15 percent of assets classified substandard; and (d) estimated credit losses on other assets over the upcoming 12 months.

          Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Accounting Pronouncements." The federal banking agencies recently issued final rules governing banks and bank holding companies, which become effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institutions regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized from taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets and regulatory capital calculations.

          Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any, available for the payment of dividends.

Prompt Corrective Action and Other Enforcement Mechanisms
---------------------------------------------------------

          Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The law required each federal banking agency to promulgate regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

          In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

"Well capitalized"                        "Adequately capitalized"
 ----------------                          ----------------------
Total risk-based capital of 10%;          Total risk-based capital of 8%;
Tier 1 risk-based capital of 6%;and       Tier 1 risk-based capital of 4%; and
Leverage ratio of 5%.                     Leverage ratio of 4% (or less than
                                          3% if rated CAMEL 1 under the
                                          composite rating system.)

"Undercapitalized"                        "Significantly undercapitalized"
 ----------------                          ------------------------------
Total risk-based capital less than 8%;    Total risk-based capital less than 6%;
Tier 1 risk-based capital less than 4%;   or Tier 1 risk-based capital less
Leverage ratio less than 4% (or           than 3%; or Leverage ratio less
less than 3% if rated CAMEL 1             than 3%.
under the composite rating
system.)

"Critically undercapitalized"
 ---------------------------
Tangible equity to total assets less than 2%.

          An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

          The law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. If an insured depository institution is undercapitalized, it will be closely monitored by the appropriate federal banking agency, subject to asset growth restrictions and required to obtain prior regulatory approval for acquisitions, branching and engaging in new lines of business. Any undercapitalized depository institution must submit an acceptable capital restoration plan to the appropriate federal banking agency 45 days after becoming undercapitalized. The appropriate federal banking agency cannot accept a capital plan unless, among other things, it determines that the plan (i) specifies the steps the institution will take to become adequately capitalized,
(ii) is based on realistic assumptions and (iii) is likely to succeed in restoring the depository institution's capital. In addition, each company controlling an undercapitalized depository institution must guarantee that the institution will comply with the capital plan until the depository institution has been adequately capitalized on an average basis during each of four consecutive calendar quarters and must otherwise provide adequate assurances of performance. The aggregate liability of such guarantee is limited to the lesser of (a) an amount equal to 5% of the depository institution's total assets at the time the institution became undercapitalized or (b) the amount which is necessary to bring the institution into compliance with all capital standards applicable to such institution as of the time the institution fails to comply with its capital restoration plan. Finally, the appropriate federal banking agency may impose any of the additional restrictions or sanctions that it may impose on significantly undercapitalized institutions if it determines that such action will further the purpose of the prompt corrective action provisions.

          An insured depository institution that is significantly undercapitalized, or is undercapitalized and fails to submit, or in a material respect to implement, an acceptable capital restoration plan, is subject to additional restrictions and sanctions. These include, among other things: (i) a forced sale of voting shares to raise capital or, if grounds exist for appointment of a receiver or conservator, a forced merger; (ii) restrictions on transactions with affiliates; (iii) further limitations on interest rates paid on deposits; (iv) further restrictions on growth or required shrinkage; (v) modification or termination of specified activities; (vi) replacement of directors or senior executive officers; (vii) prohibitions on the receipt of deposits from correspondent institutions; (viii) restrictions on capital distributions by the holding companies of such institutions; (ix) required divestiture of subsidiaries by the institution; or (x) other restrictions as determined by the appropriate federal banking agency. Although the appropriate federal banking agency has discretion to determine which of the foregoing restrictions or sanctions it will seek to impose, it is required to force a sale of voting shares or merger, impose restrictions on affiliate transactions and impose restrictions on rates paid on deposits unless it determines that such actions would not further the purpose of the prompt corrective action provisions. In addition, without the prior written approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to its senior executive officers or provide compensation to any of them at a rate that exceeds such officer's average rate of base compensation during the 12 calendar months preceding the month in which the institution became undercapitalized.

          Further restrictions and sanctions are required to be imposed on insured depository institutions that are critically undercapitalized. For example, a critically undercapitalized institution generally would be prohibited from engaging in any material transaction other than in the ordinary course of business without prior regulatory approval and could not, with certain exceptions, make any payment of principal or interest on its subordinated debt beginning 60 days after becoming critically undercapitalized. Most importantly, however, except under limited circumstances, the appropriate federal banking agency, not later than 90 days after an insured depository institution becomes critically undercapitalized, is required to appoint a conservator or receiver for the institution. The board of directors of an insured depository institution would not be liable to the institution's shareholders or creditors for consenting in good faith to the appointment of a receiver or conservator or to an acquisition or merger as required by the regulator.

          In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease and desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Standards
------------------------------

          On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

          In December 1992, the federal banking agencies issued final regulations prescribing uniform guidelines for real estate lending. The regulations, which became effective on March 19, 1993, require insured depository institutions to adopt written policies establishing standards, consistent with such guidelines, for extensions of credit secured by real estate. The policies must address loan portfolio management, underwriting standards and loan to value limits that do not exceed the supervisory limits prescribed by the regulations.

          Appraisals for "real estate related financial transactions" must be conducted by either state certified or state licensed appraisers for transactions in excess of certain amounts. Appraisals by state certified appraisers are not required for transactions of less than $100,000 if certain criteria are met. In such cases, the real property collateral must be evaluated in accordance with the OCC's

Guidelines for Real Estate Appraisal Policies and Review Procedures. State certified appraisers are required for all transactions with a transaction value of $1,000,000 or more; for all nonresidential transactions valued at $250,000 or more; and for "complex" 1-4 family residential properties of $250,000 or more.
A state licensed appraiser is required for all other appraisals. However, appraisals performed in connection with "federally related transactions" must now comply with the agencies' appraisal standards. Federally related transactions include the sale, lease, purchase, investment in, or exchange of, real property or interests in real property, the financing or refinancing of real property, and the use of real property or interests in real property as security for a loan or investment, including mortgage-backed securities.


Premiums for Deposit Insurance
------------------------------

          Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits.

          The FDIC has adopted final regulations implementing a risk-based premium system required by federal law. Under the regulations, which cover the assessment periods commencing on and after January 1, 1994, insured depository institutions are required to pay insurance premiums currently within a range of 23 cents per $100 of deposits to 31 cents per $100 of deposits depending on their risk classification. On January 31, 1995, the FDIC issued proposed regulations that would establish a new assessment rate schedule of 4 cents per $100 of deposits to 31 cents per $100 of deposits applicable to members of BIF. There can be no assurance that the final regulations will be adopted as proposed. To determine the risk-based assessment for each institution, the FDIC will categorize an institution as well capitalized, adequately capitalized or undercapitalized based on its capital ratios. A well-capitalized institution is one that has at least a 10% total risk-based capital ratio, a 6% Tier 1 risk-based capital ratio and a 5% Tier 1 leverage capital ratio. An adequately capitalized institution will have at least an 8% total risk-based capital ratio, a 4% Tier 1 risk-based capital ratio and a 4% Tier 1 leverage capital ratio. An undercapitalized institution will be one that does not meet either of the above definitions. The FDIC will also assign each institution to one of three subgroups based upon reviews by the institution's primary federal or state regulator, statistical analyses of financial statements and other information relevant to evaluating the risk posed by the institution.

Interstate Banking and Branching
--------------------------------

          On September 29, 1994, the President signed into law the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHCA to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

          The Interstate Act also permits, beginning June 1, 1997, mergers of insured banks located in different states and conversion of the branches of the acquired bank into branches of the resulting bank. Each state may permit such combinations earlier than June 1, 1997, and may adopt legislation to prohibit interstate mergers after that date in that state or in other states by that state's banks. The same concentration limits discussed in the preceding paragraph apply. The Interstate Act also permits a national or state bank to establish branches in a state other than its home state if permitted by the laws of that state, subject to the same requirements and conditions as for a merger transaction.

          The Interstate Act is likely to increase competition in the Company's market areas especially from larger financial institutions and their holding companies. It is difficult to assess the impact such likely increased competition will have on the Company's operations. In addition, in March 1995, the OCC issued proposed rules that would permit national banks to use loan production offices for the origination of loans and other nonbranch offices for loan approvals. These proposed rules may result in increased competition by allowing national banks to conduct certain lending activities across state lines.

          In 1986, California adopted an interstate banking law. The law allows California banks and bank holding companies to be acquired by banking organizations in other states on a "reciprocal" basis (i.e., provided the other state's laws permit California banking organizations to acquire banking organizations in that state on substantially the same terms and conditions applicable to banking organizations solely within that state). The law took effect in two stages. The first stage allowed acquisitions on a "reciprocal" basis within a region consisting of 11 western states. The second stage, which became effective January 1, 1991, allows interstate acquisitions on a national "reciprocal" basis. California has also adopted similar legislation applicable to savings associations and their holding companies.

Community Reinvestment Act and Fair Lending Developments
--------------------------------------------------------

          The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. Under the CRA, regulated financial institutions are required to help meet the credit needs of their communities, including those of low and moderate income individuals. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. On December 21, 1993, the federal banking agencies issued a proposal to change the manner in which they measure a bank's compliance with its CRA obligations. In

October 1994, the federal banking agencies revised the proposal, but no final regulation has yet been approved.

          On March 8, 1994, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

Potential and Existing Enforcement Actions
------------------------------------------

          Commercial banking organizations, such as the Banks, and their institution-affiliated parties, which include the Company, are subject to potential enforcement actions by the Federal Reserve Board, the FDIC and the OCC for any unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of the Banks), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the imposition of restrictions and sanctions under the prompt corrective action provisions of the FDIC Improvement Act. Additionally, a holding company's inability to serve as a source of strength to its subsidiary banking organizations could serve as an additional basis for a regulatory action against the holding company.

          Following supervisory examinations of Ventura conducted as of June 30, 1992 and Frontier as of July 30, 1992, Ventura entered into a Formal Agreement with the OCC on March 19, 1993 and Frontier entered into a Consent Order with the OCC on March 29, 1993. The Consent Order replaced the 1992 MOU previously entered into between the OCC and Frontier. The significant common requirements of the Formal Agreement and the Consent Order for Ventura and Frontier include conducting a program to evaluate and improve board supervision and management, developing a program designed to improve the lending staff and loan administration, obtaining current credit information on any loans lacking such information, reviewing and revising loan policies, establishing an independent loan review program including periodic reports to the Board, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan and annual budget, developing a three-year capital plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend.

          The Consent Order requires that Frontier maintain as of May 31, 1993 and beyond a Tier 1 risk based capital ratio of 9.50% and a leverage capital ratio of 7.00%. At December 31, 1994, Frontier's Tier 1 risk based capital ratio was 12.29% and its leverage capital ratio was 8.32%. The Consent Order also requires Frontier to retain a new president and to continue to develop a program of asset diversification.

          Based upon an examination of Ventura conducted as of July 31, 1993, the Formal Agreement was amended on February 3, 1994 to require Ventura to achieve a Tier 1 risk based capital ratio of 12.00% and a leverage ratio of 7.00% by September 30, 1994. As of September 30, 1994, Ventura's Tier 1 risk based capital ratio was 9.44% and its leverage ratio was 6.88%, which did not meet the higher leverage and Tier 1 Capital ratios required by the Formal Agreement. As of December 31, 1994, approximately $1.4 million additional capital was necessary for Ventura to meet the capital requirements of the Formal Agreement. As required by the Formal Agreement on October 18, 1994, Ventura submitted to the OCC its plan for restoring capital and the OCC did not object to implementation of the plan as proposed. In addition, Ventura applied for and received an extension of the date by which such ratios are required to be achieved to June 30, 1995, provided that the subscription period for its Rights Offering is no longer than six weeks. The Offering is being undertaken in part to ensure that Ventura meets all applicable capital requirements. However, there can be no guarantee that after the Offering, Ventura or Frontier will continue to be in compliance with all of their regulatory requirements.

          The amendment to the Formal Agreement also requires Ventura to seek Reimbursement of Interest relating to interest paid on a deposit account at Ventura. The deposit account held funds generated by Parent through the sales of commercial paper to Ventura customers. Ventura categorized this account as a savings account, and as such paid interest on such account. However, the OCC concluded that the account should have been categorized as a demand deposit account, on which the payment of interest is not permitted. As a result, the OCC has required Ventura to seek Reimbursement of Interest. Furthermore, Parent has been required by the Reserve Bank to cease all such commercial paper sales, which Parent did in December 1993.

          Parent entered into the MOU with the Reserve Bank on March 19, 1994. The significant requirements of the MOU include submitting a program to improve the financial condition of the Banks, evaluate and improve board supervision and management, exit the commercial paper market, comply with Federal Reserve Board policy regarding management or service fees assessed by the Company and paid by the Banks and implement steps to improve the effectiveness of the audit and credit review functions. The MOU further restricts the Company from declaring or paying a dividend, incurring any debt, adding or replacing a director or senior executive or repurchasing Company stock without notice to and nondisapproval of the Reserve Bank. The MOU also requires the Company's Board of Directors to establish a committee to monitor compliance with the MOU and ensure that quarterly written progress reports detailing the form and manner of all actions taken to attain compliance with the MOU are submitted.

          Parent intends to use the proceeds of the Offering to reimburse interest to Ventura. The Reimbursement of Interest will also result in an increase in the capital levels of Ventura. The OCC recently completed a regularly scheduled examination of Ventura and, based upon this examination, indicated in that Ventura was in full or partial compliance with the other requirements of the amended Formal Agreement. Frontier and Parent are in full or partial compliance with or in the process of complying with all of the other items required under the Consent Order and MOU, respectively. Notwithstanding the foregoing, however, Parent, Ventura and Frontier continue their efforts to implement the policies developed to meet the requirements of the MOU, Formal Agreement and Consent Order.

Statistical Financial Data
--------------------------

Investment Portfolio
--------------------

The following table sets forth book and market value of investment securities at the dates indicated.

 SECURITIES AVAILABLE-FOR-SALE
                                                           At December 31,
                                     ---------------------------------------------------------------
                                            1994                   1993                  1992
                                     --------------------  -------------------  --------------------
                                       Book      Market      Book      Market     Book      Market
                                     --------  ----------  --------  ---------  --------  ----------
                                                        (Dollars in thousands)
U.S. Government securities.....      $ 22,935   $ 22,706   $38,597   $ 38,475   $     --   $     --
U.S. Government Agency                    --         --         --         --         --         --
 securities....................
Mortgage-backed securities.....        8,067      7,551         --         --         --         --
Federal Reserve Bank and FHLB          1,602      1,602      2,300      2,300         --         --
 Stock.........................
Other equity securities........           --         --         --         --         --         --
                                    --------   --------   --------   --------   --------   --------
Total investment
 securities....................     $ 32,604   $ 31,859   $ 40,897   $ 40,775   $     --   $     --
                                    ========   ========   ========   ========   ========   ========

SECURITIES HELD-TO-MATURITY
                                                           At December 31,
                                     ---------------------------------------------------------------
                                            1994                   1993                  1992
                                     --------------------  -------------------  --------------------
                                       Book      Market      Book      Market     Book      Market
                                     --------  ----------  --------  ---------  --------  ----------
                                                        (Dollars in thousands)

U.S. Government securities.....      $  1,250   $  1,222   $     --   $     --   $  3,140   $  3,209
U.S. Government Agency                     --         --         --         --      4,124      4,030
 securities....................
Mortgage-backed securities.....        17,525     16,741         --         --     21,256     19,919
Federal Reserve Bank and FHLB              --         --         --         --      1,825      1,825
 Stock.........................
Other equity securities........            --         --         --         --      2,823      2,823
                                     --------   --------   --------   --------   --------   --------

Total..........................      $ 18,775   $ 17,963   $     --   $     --   $ 33,168   $ 31,806
                                     ========   ========   ========   ========   ========   ========

     The following table sets forth the maturity distribution of the investment portfolio at December 31, 1994:

                                                                    At December 31, 1994
                                                         -----------------------------------------
                                                                                       Weighted
                                                          Amortized       Market        Average
                                                             Cost          Value         Yield
                                                         -----------------------------------------
                                                                   (Dollars in thousands)
U.S. Government securities:
  Within one year......................................  $  14,707      $  14,648        5.54%
  After one but within five years......................      9,478          9,280        5.92
  After five but within ten years......................         --             --          --
  After ten years......................................         --             --          --
                                                         -----------------------------------------
    Total U.S. Government securities...................  $  24,185      $   23,928       5.71
                                                         =========================================
Mortgage-backed securities:
  Within one year......................................  $      --              --         --
  After one but within five years......................     13,696      $   12,992       5.44
  After five but within ten years......................     11,896          11,300       6.55
  After ten years......................................         --              --         --
                                                         -----------------------------------------
    Total mortgage-backed securities...................  $  25,592      $   24,292       6.40
                                                         =========================================
Federal Reserve Bank and FHLB Stock
  Within one year......................................  $      --      $      --          --
  After one but within five years......................         --             --          --
  After five but within ten years......................         --             --          --
  After ten years......................................      1,602          1,602        7.35
                                                         -----------------------------------------
    Total Federal Reserve Bank and FHLB Stock..........  $   1,602      $   1,602        7.35
                                                         =========================================


                                      16

Loan Portfolio
--------------

         The following table sets forth the amounts of loans At December 31, outstanding at the dates indicated, according to the type of loan at the dates indicated.

                                                                     At December 31,
                                                ----------------------------------------------------------
                                                   1994        1993        1992        1991        1990
                                                ----------  ----------  ----------  ----------  ----------
                                                                  (Dollars in thousands)
Commercial, Financial and Agriculture..........   $138,193   $ 197,384   $ 221,553   $ 190,076   $ 154,630
Real Estate -Construction......................      7,734      23,559      31,264      40,860      66,323
Real Estate - Mortgage.........................     11,993      31,202      36,775      37,045      51,449
Installment....................................      9,897      14,961      21,242      30,068      28,627
Lease Financing, net of unearned income........        117         408         867       1,218       2,562
                                                ----------  ----------  ----------  ----------  ----------
Total Loans....................................  $ 167,934   $ 267,514   $ 311,701   $ 299,267   $ 301,951
                                                ==========  ==========  ==========  ==========  ==========

Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates
-----------------------------------------------------------------------

     The following table sets forth by category of loan (including fixed and variable rate loans) the amounts of loans outstanding as of December 31, 1994 which are, based on remaining scheduled repayment of principal, due in less than one year, due in one to five years, or due in more than five years. Loan maturities are based on contractual maturities. (Dollars in thousands).


                                                 At December 31, 1994
                                    ---------------------------------------------
                                             Loans Maturing In
                                    ---------------------------------------------
                                                  Between    Greater
                                      Less Than  One-Five   Than Five
                                      One Year     Years      Years      Total
                                    ---------------------------------------------
Commercial, financial and             $ 44,853   $ 72,042   $ 21,298    $ 138,193
 agricultural.......................
Real Estate:
Construction........................      7,511        223          0       7,734
Mortgage............................        688      1,651      9,654      11,993
Installment.........................      6,702      3,084        111       9,897
Lease Financing.....................         33         84          0         117
                                       --------   --------   --------   ---------
        Total.......................   $ 59,787   $ 77,084   $ 31,063   $ 167,934
                                       ========   ========   ========   =========

Loans with fixed interest rates.....   $  9,489   $ 15,989   $  4,277   $  29,755
Loans with variable interest rates..     50,298     61,095     28,786     138,179
                                       --------   --------   --------   ---------
        Total.......................   $ 59,787   $ 77,084   $ 31,063   $ 167,934
                                       ========   ========   ========   =========

Nonaccrual Loans
----------------

     The following table sets forth nonaccrual loans, loans which were delinquent for 90 days or more but still accruing, loan that are accounted for as "troubled debt restructurings," REO and potential problem loans at the dates indicated.

                                                           At December 31,
                                        ----------------------------------------------------
                                           1994       1993       1992      1991       1990
                                        --------   ---------  ---------  --------  ---------
                                                       (Dollars in thousands)
Loans accounted for on a
 nonaccrual basis.....................  $  7,612   $ 18,939   $ 2,464    $  2,142  $   485
Accruing loans which are 90 days or
 more past due as to interest or
 principal............................       331        552       410       7,296    2,167
 TDR's................................         2(1)     348       380          16      467
                                        --------    --------   -------   --------  -------
Total nonperforming loans............      7,945      19,839     3,254      9,454     3,119
                                        --------    --------   -------   --------   -------
Foreclosed personalty                        878          --        --         --        --
REO..................................      2,346       2,229     3,940      2,206        --
                                        --------    --------   -------   --------   -------
Total nonperforming assets...........   $ 11,169    $ 22,068   $ 7,194   $ 11,660   $ 3,119
                                        ========    ========   =======   ========   =======

-------
(1) Does not include loans which have been restructured and which were previously on nonaccrual status but have been performing in accordance with their restructured terms for some minimum period of time, typically at least six months. At December 31, 1994 the Company had one such loan, in the amount of $1,966,000.


     Potential Problem Loans. In addition to the loans disclosed in the above table, at December 31, 1994, the Company had loans in the aggregate amount of $19,769,000 where known information about possible credit problems of the borrowers caused management to have serious concerns about the ability of such borrowers to comply with the present loan repayment terms.

     Foregone Interest Income. If nonaccrual, past due and restructured loans had been current and performing according to original terms, gross interest income for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 would have increased by $1,609,000, $2,214,000, $728,000, $429,000 and $23,000,
respectively. The following summarizes foregone interest income for 1994:

Interest income at original terms..............  $ 2,321,000
Less: Interest income included in 1994 income..     (712,000)
                                                 ------------
Foregone interest income.......................   $ 1,609,000
                                                  ===========



Deposits
--------

     The Company competes for deposits principally by providing quality customer service at the Banks' branch offices. In order to stabilize its funding sources, the Company has taken action to reduce title and escrow deposits and institutional certificates of deposits as a percentage of total deposits. The Banks are prohibited from purchasing brokered deposits by virtue of their regulatory agreements with the OCC. See "Supervision and Regulation".

     The following table sets forth information regarding the average monthly deposits and the average rate paid for certain deposit categories for each of the periods indicated. Average balances are computed using daily average balances for each month in the period divided by the number of months in the period.


                                          For the Years ended December 31,
                     ---------------------------------------------------------------------------------
                               1994                         1993                        1992
                     -------------------------    -----------------------    -------------------------
                        Average       Average        Average    Average          Average       Average
                        Balance        Rate          Balance     Rate           Balance        Rate
                     -------------------------    ------------------------   -------------------------
                                                   (Dollars in thousands)
Demand Deposits:
Interest-bearing.....  $  58,114     2.65%        $  66,167        2.73%     $  58,254        4.56%
Noninterest-bearing..     75,568      ---            87,383         ---         89,298         ---
Savings deposits.....     34,575     2.37%           37,892        2.78%        38,838        3.62%
Time deposits........    104,671     3.72%          142,020        3.88%       145,202        4.81%
                       ---------                   --------                   --------
 Total deposits......  $ 272,928     2.29%        $ 333,462        2.51%     $ 331,592        3.12%
                       =========                  ========                   =========

                                      19

     With respect to the Company's time certificates of deposit of $100,000 or more, at December 31, 1994, such deposits had the following schedule of maturity:

                                        At December 31,
                                             1994
                                        ---------------
                                          (Dollars in
                                          thousands)
                Three months or less..     $10,594
                Three to six months...       4,811
                Six to twelve months..       8,663
                Over twelve months....       1,265
                                         -------------
                        Total.........     $25,333
                                         =============


Other Borrowings
----------------

     The following table sets forth certain information with respect to the Company's commercial paper activities. As of December 31, 1993, the Company had ceased all commercial paper activity.

                                     1994       1993        1992
                                   -------------------------------
                                           (in thousands)
Balance at December 31:.........  $   --     $    --    $  8,860
Maximum month end balance
outstanding during the year.....  $   --     $ 8,616    $ 22,048
Average amount outstanding
during the year.................  $   --     $ 6,987    $ 12,805
Weighted average interest rate..      --       2.66%       3.42%


     The Company utilized credit lines with FHLB during 1994 and 1993.

                                                1994       1993
                                            ---------------------
                                                (in thousands)

Balance at December 31:                        $    --    $    --
Maximum amount outstanding during the year..     5,000      8,000
Average amount outstanding during the year..       129      7,447
Weighted average interest rate..............      3.55%      3.83%


Employees
---------

  At December 31, 1994, the Company had 141 full-time employees. None of the employees are covered by a collective bargaining agreement. In addition to cash compensation, the Company compensates its employees with health and accident insurance, vacation and sick leave, and other normal fringe benefits.

Effects of Environmental Protection Laws
-----------------------------------------

  The Company, to the best of its knowledge, is not aware of any facts relating to its present loan portfolio that reasonably indicates that compliance by the Banks with Federal, state or local provisions relating to the protection of the environment will have a material adverse effect on the financial resources, earnings or competitive position of the Company.

Return on Equity and Assets
---------------------------

     The following table shows consolidated operating and capital ratios of the
Company:

                               Year Ended December 31
                               ----------------------

                                1994      1993    1992
                             -------------------------
Return on Assets (1)           (0.09%)   (3.17%)   .18%
Return on Equity (2)           (1.29%)  (45.12%)  2.30%
 Dividend Payout Ratio             0         0       0
Capital to Assets Ratio (3)    10.48%     7.03%   7.66%

(1) Return on assets: Net income to average total assets.

(2) Return on equity: Net income to average total shareholder's equity.

(3) Capital to assets ratio: Average shareholders' equity to average total assets.

Item 2: Properties
------------------

     Since October 1987, Company headquarters have been located at 500 Esplanade Drive in Oxnard, California. The Company and Ventura's main offices share 31,097 square feet of leased space. The lease which expires in 2002, requires the Company to pay for any allocated property tax or utility cost increases and to adjust the monthly rent annually, based on consumer price index changes. The Company does not have an option to renew this lease. The Company subleased 9,335 square feet of office space in December 1994. The Company anticipates annual cost savings of approximately $134,000.

     Ventura leases a 3,100 square foot building at 4730 Telephone Road in Ventura under a lease expiring December 1995. The Lessor of the premises is T & H Enterprises, a partnership of which W.E. Hartman, a director of Ventura, is a managing partner. Ventura does not have an option to renew this lease. The Company anticipates that it will attempt to negotiate a renewal of this lease in the second quarter of 1995.

     Ventura also leases 6,640 square feet at 502 Las Posas Road, Camarillo and 4,000 square feet at 2655 Townsgate Road in Westlake Village. The Camarillo lease expires in June of 1997, with one ten year and two five year options to renew. The Westlake Village lease expires in 2006, with one five year option to renew. Ventura pays its pro rata share of utilities, taxes, common area maintenance and insurance on all branch locations. In addition to annual adjustments tied to the consumer price index, Ventura pays $12,000 annually on the Westlake Village property in lieu of an option to construct an additional 7,000 square foot building.

     Ventura's Data Processing was and Central Operations is housed in 8,105 square feet at 2125 Knoll Drive in Ventura. The lease expires in December 1995, and the Company is in the process of negotiating a renewal of the lease.

     Ventura also leases 3,306 square feet at 175 E. Olive in Burbank for a loan servicing office, and has subsequently subleased 2,400 square feet. This lease expires in April 1995 and the Company intends to vacate this space when the lease expires.

     Frontier's main office occupies 17,588 square feet at One Centerpointe Drive in La Palma, California. The Company has subsequently subleased an additional 8,559 square feet. Frontier leased an additional 1,668 square feet at One Centerpointe Drive in La Palma under an amendment to the original lease. The lease for the main office expires in December 2006 and the lease for the additional space expires in July 1998. Frontier does not have an option to renew these leases.

     Frontier also has a branch totaling 9,600 square feet located at 100 Avalon Boulevard in Wilmington subject to a month to month lease.

     The Company believes its present facilities are adequate for its present needs and anticipated future growth. The Company believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3: Legal Proceedings
-------------------------

     There are no material legal proceedings pending other than ordinary routine litigation incidental to the business of the Company to which the Company or its subsidiaries is a party or of which any of their property is a subject, except as described below.

     Sharon Tillis, Karen Tillis, et al v. Bank of America, N.T. & S.A., et al.
     --------------------------------------------------------------------------
On January 26 1993, plaintiffs filed a class action lawsuit in Los Angeles County Superior Court, Case No. BC 073448, against Wilshire Computer College ("WCC"), its proprietor Peter Chung, Bank of America, N.T. & S.A. ("Bank of America") and the California Student Aid Commission ("CSAC"). The Complaint was subsequently amended to add Ventura, Marine Midland Bank, N.A. ("Marine Midland") and Educational Funding Services, Inc. ("EFSI"). (Bank of America, Marine Midland, EFSI and Ventura are collectively referred to as the "Bank Defendants.") This action arises out of loans made to students of WCC, which plaintiffs contend were made to induce them to enroll at WCC. CSAC and the Bank Defendants filed a joint demurrer and motion to strike portions of the First Amended Complaint, which was sustained on November 17, 1993, eliminating several theories of liability against the Bank Defendants.

     Plaintiffs filed a Second Amended Complaint, alleging the following seven causes of action against the Bank Defendants: (1) violations of Business and Professions Code (S)17500 regarding allegations of untrue or misleading statements to prospective students to induce them to enroll at WCC; (2) violations of the Unruh Act, Civil Code (S)1801 regarding allegations that the student loan agreements constituted retail installment sales contracts; (3) violations of Business and Professions Code (S)17200 regarding allegations that defendants engaged in unfair business practices, including unfair advertising, acting without permits and making false representations to students and agencies; (4) fraud, misrepresentation and negligent misrepresentation regarding allegations that employees and representatives of WCC made misrepresentations to students to induce them to enroll at the WCC; (5) breach of contract, breach of the implied covenant of good faith based on the contracts entered into between plaintiffs and Bank Defendants; (6) rescission and restitution based on the contracts entered into between plaintiffs and Bank Defendants; and (7) secondary theories of liability based on causes (1), (3) and (4) regarding allegations of agency, joint venture, aiding and abetting and close connection.

     CSAC and the Bank Defendants filed a joint demurrer to all causes of action in the Second Amended Complaint which was sustained without leave to amend as to the Bank Defendants and with leave to amend as to CSAC. Plaintiffs did not amend their Second Amended Complaint, however, and the court issued an Order and Judgment of Dismissal of all defendants on October 12, 1994. Notice of Entry of Judgment in this matter was served on October 25, 1994.

     On December 7, 1994, plainitffs filed a Notice of Appeal with the Court of Appeal of the State of California. Following preparation of the record for appeal, the court clerk will notify the parties of the filing which will determine the briefing schedule. As of the date of this Prospectus, no briefs on appeal have been filed. Plaintiff's counsel has recently attempted to begin settlement negotiations with the Bank Defendants. Based upon the advice of counsel, management does not believe that s will prevail in this lawsuit. No assurances can be given, however, as to the outcome of plaintiffs' appeal. In the event plainitffs ultimately were to prevail, management is currently unable to estimate the amount or range of potential loss.

Item 4: Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

There were no matters submitted for vote to the shareholders during the fourth quarter of 1994.

Part II
-------
Item 5: Market for Common Stock and Related Shareholder Matters
---------------------------------------------------------------

See "Market for Common Stock and Related Shareholder Matters" section of 1994 Annual Report to shareholders which is incorporated by reference herein.

Item 6: Selected Financial Data
-------------------------------

See "Summary Selected Consolidated Financial And Other Data" section of the 1994 Annual Report to shareholders, which is incorporated by reference herein.

Item 7: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1994 Annual Report to shareholders which is incorporated by reference herein.

Item 8: Financial Statements
----------------------------

See "Financial Statements" section of the 1994 Annual Report to shareholders which is incorporated by reference herein.
Item 9: Disagreements on Accounting and Financial Disclosures
-------------------------------------------------------------

Not applicable.

Part III
--------

Item 10: Directors and Executives Officers
------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 11: Executive Compensation
-------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.


Item 12: Shareholdings of Certain Beneficial Owners and Management
------------------------------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 13: Certain Relationships and Related Transactions
-------------------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 14: Exhibits, Financial Statement Schedules And Reports On Form 8-K
------------------------------------------------------------------------

INDEX
-----

(a.) 1. The following consolidated financial statements of the Company and its Subsidiaries are included in Item 8 and incorporated by reference to the 1994 Annual Report to shareholders:

Consolidated Balance Sheets at December 31, 1994 and December 31, 1993.

Consolidated Statements of Operations for the years ended December 31, 1994, 1993, and 1992.

Consolidated Statements of Changes in Shareholder's Equity for the years ended December 31, 1994, 1993, and 1992.

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992.

Notes to the Consolidated Financial Statements.

Independent Auditors' Report.

    2. Financial Statement Schedules: All schedules to the Consolidated Financial Statements of the Company required by Article 9 of Regulations S-X are included in the Notes to the Financial Statements or are not required under the related instructions, or are inapplicable.

    3.  Exhibits:

3.1       --  Articles of Incorporation, as amended (1)
3.2       --  Bylaws, as amended (1)
10.1      --  1991 Incentive Stock Option Plan (2)
10.2      --  Incentive Stock Option Plan (3)
10.3      --  Incentive Stock Option Plan of Conejo (former subsidiary of
              Ventura) (4)
10.4      --  Non-Qualified Stock Option Plan of Conejo (former subsidiary of
              Ventura) (5)
10.5      --  401(k)/Employee Stock Ownership Plan (6)
10.6      --  Salary Continuation Agreement for Cupp (1)
10.7      --  Employment Agreement for Kellogg (7)
10.8      --  Employment Agreement for Raggio (7)
11        --  Computation of Per Share Earnings
13        --  Annual Report to Shareholders (information not incorporated by reference herein is excluded)
22        --  The following companies are wholly owned subsidiaries of
              Ventura County National Bancorp:
              Ventura County National Bank, a National Association
              Venco Finance Company, a California Corporation
              Venco Mortgage Co., a California Corporation
              Ventura Management Services Company Inc.
              Frontier Bank, N.A., a National Association
              Frontier Services, Inc., a California Corporation
23.1      --  Consent of Deloitte & Touche LLP
27        --  Financial Data Schedule

                                      25

-----------------
(1) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(2) This exhibit is filed as an Exhibit to the Registrant's S-8 Registration Statement File No. 33-9207 and incorporated herein by reference.
(3) This exhibit is filed as Exhibit 10.6 to Registrant's Statement File No. 33-9207 and incorporated herein by reference.
(4) This exhibit is filed as Exhibit 10.1 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(5) This exhibit is filed as Exhibit 10.2 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(6) This exhibit is filed as Exhibit 10.5 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(7) This exhibit is filed as an Exhibit to the Registrant's S-2 Registration Statement File No. 33-88388 and incorporated herein by reference.

(b.)  Reports on Form 8-K
      ------------------

      No reports of Form 8-K have been filed during the last quarter of 1994.

(c.)  Exhibits
      --------

      See Index to Exhibits included in this Annual Report on Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated: March 29, 1995.

                                Ventura County National Bancorp
                                (Registrant)


                                By /s/ Richard Cupp
                                     RICHARD CUPP
                                     President and
                                     Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dated indicated.


Signature               Title                   Date
---------               -----                   ----

____________________    Director                March   , 1995
Michael Antin

/s/ Ralph R. Bennett
____________________    Director                March 29, 1995
Ralph R. Bennett

/s/ Richard S. Cupp
____________________    Director, President     March 29, 1995
Richard S. Cupp         and Chief Executive
                        Officer (Principal
                        Executive Officer)
/s/ James M. Davis
____________________    Director                March 29, 1995
James M. Davis



____________________    Director                March   , 1995
Bart M. Hackley, Jr.


/s/ W.E. Hartman
____________________    Director                March 29, 1995
W.E. Hartman



____________________    Chairman of the Board   March   , 1995
James B. Hussey

/s/ Richard A. Lagomarsino
__________________________  Director            March 29, 1995
Richard A. Lagomarsino


______________________      Director            March   , 1995
Zella A. Rushing

/s/ Raymond E. Swift
______________________      Director            March 29, 1995
Raymond E. Swift

/s/ Simone Lagomarsino
______________________      Senior Vice         March 29, 1995
Simone Lagomarsino          President and
                            Chief Financial
                            Officer (Principal
                            Accounting Officer)