Form 10-K405/A
period 1994-12-31
VENTURA COUNTY NATIONAL BANCORP
filed 1995-04-19
CIK 744471

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                (AMENDMENT NO. 1)

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

Common Stock No Par Value - No. of Shares Outstanding at March 17, 1995
- -------------------------
6,333,835
- ---------

Documents Incorporated by Reference:

Part II. Items 5,6,7,8 and 9, 1994 Annual Report to Shareholders
Part III. Items 10,11,12, and 13, Proxy Statement for 1995 Meeting

TABLE OF CONTENTS

____________________________________________________________________________
____________________________________________________________________________



No.           Item                                                     Page
- ---           ----                                                     ----

Part I
- ------

1.             Business                                                  1

2.             Properties                                               21

3.             Legal Proceeding                                         23

4.             Submission of Matters to a Vote of Security              24
               Holders

Part II
- -------

5.             Market for the Common Stock and Related                  24
               Shareholder Matters

6.             Selected Financial Data                                  24

7.             Management's Discussion and Analysis of
               Financial Condition and Results of Operations            24

8.             Financial Statements                                     24

9.             Disagreements with Accountants on Accounting and
               Financial Disclosure                                     24

Part III
- ---------

10.            Directors and Executive Officers                         24

11.            Executive Compensation                                   24

12.            Shareholdings of Certain Beneficial Owners and
               Management                                               24

13.            Certain Relationships and Related Transactions           24

14.            Exhibits, Financial Statement Schedules and
               Reports on Form 8K                                       24

                                 Part I
                                 ------

Item 1.  Business
- -----------------

General
- -------

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

Competition
- -----------

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

Supervision and Regulation
- --------------------------

The Company
- -----------

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

The Banks
- ---------

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

Restrictions on Transfers of Funds to Parent by the Banks
- ---------------------------------------------------------

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

Effect of Governmental Policies and Recent Legislation
- ------------------------------------------------------

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

Capital Standards
- -----------------

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

Prompt Corrective Action and Other Enforcement Mechanisms
- ---------------------------------------------------------

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

Safety and Soundness Standards
- ------------------------------

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


Premiums for Deposit Insurance
- ------------------------------

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

Interstate Banking and Branching
- --------------------------------

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

Community Reinvestment Act and Fair Lending Developments
- --------------------------------------------------------

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

Potential and Existing Enforcement Actions
- ------------------------------------------

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

Statistical Financial Data
- --------------------------

Investment Portfolio
- --------------------

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

Loan Portfolio
- --------------

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
                                                ==========  ==========  ==========  ==========  ==========

Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates
- -----------------------------------------------------------------------

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

Nonaccrual Loans
- ----------------

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
                                        ========    ========   =======   ========   =======

- -------
(1) Does not include loans which have been restructured and which were previously on nonaccrual status but have been performing in accordance with their restructured terms for some minimum period of time, typically at least six months. At December 31, 1994 the Company had one such loan, in the amount of $1,966,000.


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



Deposits
- --------

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


Other Borrowings
- ----------------

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


Employees
- ---------

  At December 31, 1994, the Company had 141 full-time employees. None of the employees are covered by a collective bargaining agreement. In addition to cash compensation, the Company compensates its employees with health and accident insurance, vacation and sick leave, and other normal fringe benefits.

Effects of Environmental Protection Laws
- -----------------------------------------

  The Company, to the best of its knowledge, is not aware of any facts relating to its present loan portfolio that reasonably indicates that compliance by the Banks with Federal, state or local provisions relating to the protection of the environment will have a material adverse effect on the financial resources, earnings or competitive position of the Company.

Return on Equity and Assets
- ---------------------------

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

Item 2: Properties
- ------------------

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

     Ventura leases a 3,100 square foot building at 4730 Telephone Road in Ventura under a lease expiring December 1995. The Lessor of the premises is T & H Enterprises, a partnership of which W.E. Hartman, a director of Ventura, is a managing partner. Ventura does not have an option to renew this lease. The Company anticipates that it will attempt to negotiate a renewal of this lease in the third quarter of 1995.

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

     Ventura's Data Processing was and Central Operations is housed in 8,105 square feet at 2125 Knoll Drive in Ventura. The lease expires in December 1995, and the Company is in the process of negotiating a renewal of the lease, which expires on March 31, 2000. The lease provides for annual adjustments of the rent. The Company has the option of terminating the lease without penalty during the final year. As a result of the renegotiation of the lease, the Company anticipates cost savings in 1995 of $44,100.

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

     Frontier also has a branch totaling 9,600 square feet located at 100 Avalon Boulevard in Wilmington subject to a month to month lease. Frontier intends to vacate this property and is in the process of negotiating to purchase a building in the vicinity of its current branch location, which is anticipated to occur in the second quarter of 1995.

     The Company believes its present facilities are adequate for its present needs and anticipated future growth. The Company believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3: Legal Proceedings
- -------------------------

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

Item 4: Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

There were no matters submitted for vote to the shareholders during the fourth quarter of 1994.

Part II
- -------
Item 5: Market for Common Stock and Related Shareholder Matters
- ---------------------------------------------------------------

See "Market for Common Stock and Related Shareholder Matters" section of 1994 Annual Report to shareholders which is incorporated by reference herein.

Item 6: Selected Financial Data
- -------------------------------

See "Summary Selected Consolidated Financial And Other Data" section of the 1994 Annual Report to shareholders, which is incorporated by reference herein.

Item 7: Management's Discussion and Analysis of Financial Condition and Results
- -------------------------------------------------------------------------------
of Operations
- -------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1994 Annual Report to shareholders which is incorporated by reference herein.

Item 8: Financial Statements
- ----------------------------

See "Financial Statements" section of the 1994 Annual Report to shareholders which is incorporated by reference herein.
Item 9: Disagreements on Accounting and Financial Disclosures
- -------------------------------------------------------------

Not applicable.

Part III
- --------

Item 10: Directors and Executives Officers
- ------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 11: Executive Compensation
- -------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.


Item 12: Shareholdings of Certain Beneficial Owners and Management
- ------------------------------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 13: Certain Relationships and Related Transactions
- -------------------------------------------------------

Contained in the Proxy Statement for the 1995 Annual Meeting which is to be filed within 120 days after December 31, 1994 which is incorporated by reference.

Item 14: Exhibits, Financial Statement Schedules And Reports On Form 8-K
- ------------------------------------------------------------------------

INDEX
- -----

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

    3.  Exhibits:

3.1       --  Articles of Incorporation, as amended (1)
3.2       --  Bylaws, as amended (1)
10.1      --  1991 Incentive Stock Option Plan (2)
10.2      --  Incentive Stock Option Plan (3)
10.3      --  Incentive Stock Option Plan of Conejo (former subsidiary of
              Ventura) (4)
10.4      --  Non-Qualified Stock Option Plan of Conejo (former subsidiary of
              Ventura) (5)
10.5      --  401(k)/Employee Stock Ownership Plan (6)
10.6      --  Salary Continuation Agreement for Cupp (1)
10.7      --  Employment Agreement for Kellogg (7)
10.8      --  Employment Agreement for Raggio (7)

10.9      --  Employment Agreement for Lagomarsino(7)
11        --  Computation of Per Share Earnings
13        --  Annual Report to Shareholders (information not incorporated by reference herein is excluded)
22        --  The following companies are wholly owned subsidiaries of
              Ventura County National Bancorp:
              Ventura County National Bank, a National Association
              Venco Finance Company, a California Corporation
              Venco Mortgage Co., a California Corporation
              Ventura Management Services Company Inc.
              Frontier Bank, N.A., a National Association
              Frontier Services, Inc., a California Corporation
23.1      --  Consent of Deloitte & Touche LLP
27        --  Financial Data Schedule

                                      25

- -----------------
(1) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(2) This exhibit is filed as an Exhibit to the Registrant's S-8 Registration Statement File No. 33-9207 and incorporated herein by reference.
(3) This exhibit is filed as Exhibit 10.6 to Registrant's Statement File No. 33-9207 and incorporated herein by reference.
(4) This exhibit is filed as Exhibit 10.1 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(5) This exhibit is filed as Exhibit 10.2 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(6) This exhibit is filed as Exhibit 10.5 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(7) This exhibit is filed as an Exhibit to the Registrant's S-2 Registration Statement File No. 33-88388 and incorporated herein by reference.

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


Signature               Title                   Date
- ---------               -----                   ----

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