Form 10-Q
period 1995-03-31
VENTURA COUNTY NATIONAL BANCORP
filed 1995-05-15
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1995

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

      Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date.

     As of March 31, 1995 - Common stock no par value; issued and outstanding:
6,333,835 shares.


                                                       Total No. of pages:    25
                                                    Exhibit Index at page:    23

                        Ventura County National Bancorp
                                     INDEX
                                March 31, 1995

Part I.    Financial Information                         3
Item 1.    Financial Statements
           Consolidated Balance Sheets at March
           31, 1995 and December 31, 1994                4
           Consolidated Statements of Operations for
           the three months ended March                  5
           31, 1995 and 1994
           Consolidated Statements of Cash Flows for
           the three months ended March 31, 1995         6
           and 1994
           Notes to Consolidated Financial Statements   7-12
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of          13-22
           Operations

Part II.   Other Information
Item 1.    Legal Proceedings                             23
Item 2.    Changes in Securities                         23
Item 3.    Defaults upon Senior Securities               23
Item 4.    Submission of Matters to a Vote of
           Security Holders                              23
Item 5.    Other Information                             23
Item 6.    Exhibits and Reports on Form 8-K              23

Signatures                                               24

Selected Financial Data                                  25

Part I.  Financial Information

The Consolidated Balance Sheet at March 31, 1995, the Consolidated Statements of Operations for the three months ended March 31, 1995 and 1994 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations and cash flows of Ventura County National Bancorp and Subsidiaries (the Company). The accompanying notes are considered an integral part of these financial statements.

                        Item I.   Financial Statements
               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           (in thousands of dollars)

                                                                   March 31,              December 31,
                                                                     1995                    1994
 ASSETS
 Cash and Cash Equivalents                                        $ 15,619                $ 11,442
 Federal Funds Sold                                                 25,000                  27,000
 Interest Bearing Deposits with
  Other Financial Institutions                                         595                     694
 Securities available-for-sale                                      27,598                  31,859
 Securities held-to-maturity                                        22,057                  18,775

 Loans and Leases,
  Net of Unearned Income                                           162,593                 167,934

Less: Loan Loss Reserve                                              8,314                   8,261
  Net Loans and Leases                                             154,279                 159,673

 Premises and Equipment, Net                                         1,842                   1,917
 Other Assets                                                        6,522                   6,395

    TOTAL ASSETS                                                  $253,512                $257,755

LIABILITIES AND SHAREHOLDERS'
 EQUITY
 Deposits:
  Non-Interest Bearing Demand                                     $ 62,390                $ 67,177
  Interest Bearing Demand
    and Savings                                                     87,488                  80,646
  Time                                                              82,402                  88,519
   Total Deposits                                                  232,280                 236,342

 Notes Payable                                                         125                     125
 Other Liabilities                                                   1,424                   2,236

  Total Liabilities                                                233,829                 238,703

 Commitments and Contingencies
  Shareholders' Equity:
 Contributed Capital, including
    common stock of no par value.
    Authorized,  20,000,000 shares;
    Issued 6,333,835                                                30,949                  30,949
  Unrealized Loss on Securities                                       (820)                 (1,178)
  Retained Earnings                                                (10,446)                (10,719)
  Total Shareholders' Equity                                        19,683                  19,052
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                          $253,512                $257,755

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)
              (in thousands of dollars, except per share amounts)


                                                          Three Months Ended March 31
                                                            1995               1994
Interest Income:
      Loans and Leases                                     $4,149             $ 4,856
      Interest on Deposits with Other
      Financial Institutions                                    8                  27
      Taxable Investments                                     671                 416
      Federal Funds Sold                                      360                  92
                                                           ------             -------

        Total Interest Income                               5,188               5,391

Interest Expense:
      Deposits                                              1,545               1,652
      Other Borrowings                                          0                   9
                                                           ------             -------

        Total Interest Expense                              1,545               1,661
                                                           ------             -------

      Net Interest Income                                   3,643               3,730

      Provision for Loan Losses                               355                 800
                                                           ------             -------

      Net Interest Income (Loss) After
       Provision for Loan Losses                            3,288               2,930

Other Income:
      Service Charges on Deposit Accounts                     235                 323
      Loan Fees                                                41                 276
      Miscellaneous Fees                                       71                 124
      Other                                                   259                 420
                                                           ------             -------

        Total Other Income                                    606               1,143

Other Expenses:
      Salary and Employee Benefits                          1,638               1,830
      Net Occupancy                                           458                 524
      Equipment                                               192                 219
      Other                                                 1,333               1,614
                                                           ------             -------

        Total Other Expenses                                3,621               4,187

      Income (Loss) Before Income Taxes
                                                              273                (114)

      Applicable Income Taxes (Benefit)                         0                   0
                                                           ------             -------

      Net Income (Loss)                                    $  273               ($114)
                                                           ------             -------

      Net Income (Loss) Per Share                           $0.04              ($0.02)
                                                           ------             -------

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           (in thousands of dollars)


                                                    For the three months ended
                                                            March 31,
                                                 1995                         1994
Cash flows from operating
  activities:

  Net income (loss)                           $   273                        ($114)

  Adjustments to reconcile
   net income to
   cash flows from
   operating activities:
Gain on sale of fixed assets                       (2)                          --
Gain on sale of SBA loans                        (255)                         (74)
Depreciation and amortization                     147                          152
    Provision for loan losses                     355                          800
    Change in deferred loan fees                   37                         (152)
   Accretion of investment discount,
   net of amortization of
     investment premium                           (80)                         207
    Loss on sale of
     investment securities                         --                           97
    Gain on sale of merchant card
      portfolio                                    --                         (174)
Loss on sale of REO                                --                           21
    REO writeups                                   --                          (12)
 Change in other assets                           (110)                         47
    Change in other liabilities                   (812)                       (268)

  Net cash provided by (applied to)
operating activities                              (447)                        530

Cash flows from investing  activities:

  Principal reductions from
   investment securities
   available for sale                              304                       2,001
  Principal reductions from
   investment securities held
   to maturity                                     691                          68
  Proceeds from sale of investment
   securities available for sale                   277                       8,695
  Purchase of investment securities
   available for sale                           (4,858)                     (4,253)
  Purchase of investment securities
   held to maturity                             (3,997)                       (249)
 Maturity of investment securities
  available for sale                             9,000                          --
   Purchase of premises and equipment              (72)                       (161)
   Proceeds from sales of premises and
    equipment                                        2                          --
 Proceeds from sale of REO properties               50                       1,401
 Net change in loans                             5,121                      21,993
 Proceeds from sale of SBA loans                    69                          42
 Proceeds from sale of merchant
  card portfolio                                    --                         174
 Decrease (increase)in fed funds sold            2,000                      (3,700)
 Change in interest bearing
  deposits with other financial
  institutions                                      99                         396

  Net cash provided by investing
   activities                                    8,686                      26,407

Cash flows from financing activities:
 Change in demand and savings
  deposits                                       2,055                     (17,259)
 Change in time deposits                        (6,117)                     (6,089)

Net cash (applied to)
 financing activities                           (4,062)                    (23,348)

Net increase in cash
 and cash equivalents                            4,177                       3,589

Cash and Cash Equivalents
 at December 31                                 11,442                      15,943
Cash and Cash Equivalents
 at March 31                                   $15,619                    $ 19,532

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                                March 31, 1995



Note A.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair pre-sentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1994.

The Consolidated Financial Statements include the accounts of the Company and the following subsidiaries: Ventura County National Bank (VCNB) and Frontier Bank, N.A. (Frontier) (jointly, the Banks), Frontier Services, Inc., Venco Mortgage Company, Ventura County Management Service Co., Inc., and Ventura Capital Fund, Inc. Of these subsidiaries, the latter four companies are currently inactive. All significant inter-company balances and transactions have been eliminated in consolidation.

Note B.  Investment Securities

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows: 1) debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at market value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Company had no trading securities at March 31, 1995 or December 31, 1994. Mortgage-backed securities consist entirely of Federal Home Loan Mortgage Corporation backed pass through certificates. The Company did not have structured notes, CMOs or other derivative products in the portfolio at March 31, 1995 or December 31, 1994. Unrealized losses on available-for-sale securities and fiscal year 1994 transfers from the available-for-sale to held-to-maturity category, totaling $820,000 and $1,178,000 at March 31, 1995 and December 31, 1994, respectively, which were included as a separate component of shareholder's equity, were due to the interest rate environment; as such, these unrealized losses were deemed temporary in nature.

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-available-for-sale at March 31, 1995 and December 31, 1994 are as follows:


                                  Securities-Available-for-Sale
                                    (in thousands of dollars)
                                           Gross         Gross
                                           Unrealized    Unrealized
                              Amortized       Holding       Holding    Market
March 31, 1995                     Cost         Gains        Losses     Value
U.S. Government
 Securities                    $18,955         $   11          $ 74   $18,892
Mortgage Backed
 Securities                      7,738              0           358     7,380
Federal Reserve Bank
 and FHLB Stock                  1,326                                  1,326

                               $28,019         $   11          $432   $27,598

During fiscal year 1994, the Company transferred several mortgage backed securities with a market value of $16,724,000 and an amortized cost of $17,196,000, at the time of transfer, from the available for sale to the held to maturity category. Previously recorded unrealized losses with a balance of $399,000 and $433,000 at March 31, 1995 and December 31, 1994, respectively, were included in shareholder's equity and are being amortized over the securities' remaining lives.

                                  Securities-Available-for-Sale
                                    (in thousands of dollars)
                                           Gross         Gross
                                           Unrealized    Unrealized
                              Amortized       Holding       Holding    Market
                                   Cost         Gains        Losses     Value
December 31, 1994
U.S. Government
 Securities                     $22,935           $ 0          $229   $22,706
Mortgage Backed
 Securities                       8,067             0           516     7,551
Federal Reserve Bank
 and FHLB Stock                   1,602             0             0     1,602

                                $32,604           $ 0          $745   $31,859

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-held-to-maturity at March 31, 1995 and December 31, 1994 are as follows:

                                   Securities-Held-to-Maturity
                                    (in thousands of dollars)
                                           Gross         Gross
                                           Unrealized    Unrealized
                              Amortized       Holding       Holding    Market
March 31, 1995                     Cost         Gains        Losses     Value
U.S. Government
 Securities                     $ 5,246          $ 0          $ 19    $ 5,227
Mortgage Backed
 Securities                      16,811           29           390     16,450

                                $22,057          $29          $409    $21,677


                                   Securities-Held-to-Maturity
                                    (in thousands of dollars)
                                           Gross         Gross
                                           Unrealized    Unrealized
                              Amortized       Holding       Holding    Market
December 31, 1994                  Cost         Gains        Losses     Value
U.S. Government
 Securities                     $ 1,250          $ 0          $ 28   $ 1,222
Mortgage Backed
 Securities                      17,525            0           784    16,741

                                $18,775       $    0        $  812   $17,963

At March 31, 1995, U.S. government securities with a market value totaling $12,902,000, and $5,990,000, which are classified as available-for-sale, are scheduled to mature in less than one year and between one and five years, respectively. Mortgage backed securities with a market value of $7,380,000, at March 31, 1995, which are classified as available-for-sale, mature in greater than ten years. U.S. government securities with an amortized cost of $250,000 and $4,996,000, classified as held-to-maturity at March 31, 1995, are scheduled to mature in less than one year and between one and five years, respectively. Mortgage backed securities with an amortized cost of $13,145,000 and $3,666,000, at March 31, 1995, classified as held to maturity, mature in one to five years and after ten years, respectively.

Note C.  Commitments and Contingencies

In the ordinary course of business, the Banks enter into various commitments to make loans or extend credit in the form of lease financing arrangements or to provide lines of credit to customers. At March 31, 1995, the Banks had outstanding loan commitments of $21,141,000, letters of credit outstanding in the amount of $2,387,000, and available credit to credit card customers totaling $6,376,000.

Note D.  Lease Commitments

The Company has commitments for non-cancelable operating leases of premises and equipment. Rental payments, net of sublease income, on such non-cancelable leases for the three months ended March 31, 1995 and 1994 were $335,000 and $424,000, respectively.

Note E.  Income Tax Provisions

During the first quarter of 1995, the amount of income tax provisions that would have been necessary was fully offset by a reduction of the valuation allowance on the Company's net deferred tax asset. At March 31, 1995, deferred tax assets of approximately $3 million are reserved by this valuation allowance. Amounts provided for income taxes are based on the income or loss reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial statement purposes.

Note F.  Stock Dividend and Income Per Share

Income per share data is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents except when their effect is anti-dilutive. The weighted average number of shares used to compute income per share for both the three months ended March 31, 1995 and 1994 were 6,361,397 and 6,333,835, respectively.

Note G. Statement of Cash Flows

For the three months ended March 31, 1995 and 1994, the Company paid cash totaling approximately $1,544,000 and $1,522,000 in interest, respectively. The Company paid $nil in income taxes for the first quarter of 1995 and 1994. The Company acquired $67,000 and $1,575,000, respectively, in real estate owned through foreclosures during the three months ended March 31, 1995 and 1994, respectively.

Note H.  Loan Loss Reserve

Effective January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 requires a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amended SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 defines impairment as when, "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...contractual interest payments and the contractual principal payments." The adoption of SFAS No. 114 and SFAS No. 118 had no material effect on the recorded balances or the results of operations of the Company.

Restructured loans are not considered impaired if the restructured interest rate is equal to or greater than the market rate at the time of restructure, and if the loan is performing per its restructured terms.

The Company utilizes the cash-basis method of accounting for recognizing interest income on impaired loans, with any payments received from the borrower first being recorded as an adjustment to the allowance for loan losses as a recovery of principal. If the Company has a recorded investment in an impaired loan that is less than the present value of expected future cash flows (or, alternatively, the observable market price of the loan or the fair value of the collateral), changes in estimates are recognized through the allowance for loan losses. Income effects of the passage of time and changes in estimates are recognized currently.

The following information relates to the recorded investment in loans that meet the definition of an impaired loan per SFAS No. 114 at March 31, 1995.

 (dollars in thousands)
                            The Amount of the           The Amount of the
                           Recorded Investment         Recorded Investment
 Total Recorded           for Which There Is a        for Which There Is No
Investment in the         Related Allowance for       Related Allowance for
 Impaired Loans               Credit Losses               Credit Losses

$     9,829                      $9,829               $       Nil

At March 31, 1995, the Company's quarterly average investment in impaired loans noted above was $10,165,000. During the quarter ended March 31, 1995, $nil interest income was recognized on impaired loans.

The following is a summary of the activity in the loan loss reserve:

(dollars in thousands)
                                   March 31    December 31
                                     1995         1994
Balance at the beginning
 of the period                       $8,261      $ 14,313
Provision charged to expense            355         3,825
Loans charged off                      (398)      (10,439)
Recoveries on loans previously
 charged off                             96           562
Balance at the end
 of the period                       $8,314      $  8,261

                            Part 1, Item 2
              VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
        Management's Discussion And Analysis Of Financial Condition
                          And Results Of Operations

The following presents management's discussion and analysis of the consolidated financial condition and operating results of Ventura County National Bancorp (separately "Parent" and, with its subsidiaries on a consolidated basis, the "Company"), and its subsidiaries as of March 31, 1995 and for the three months ended March 31, 1995 and 1994. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

General

At March 31, 1995, the Company had total assets of $253,512,000 and net income of $273,000 or $0.04 per share for the three months ended March 31, 1995, as compared to total assets of $257,755,000 at December 31, 1994 and a net loss of $114,000 or $0.02 per share for the three months ended March 31, 1994. The 1995 improvement in operating results was primarily attributable to reduced other expenses, a significant decrease in the provision for loan losses and an improved net interest margin.

Total nonperforming assets increased to $13,508,000 at March 31, 1995 from $11,169,000 at December 31, 1994, due primarily to the addition of one non-accrual loan in the amount of $2.2 million. This loan was taken into REO subsequent to March 31, 1995. The Company continues to aggressively pursue strategies for reducing nonperforming and classified assets, which may include a selective sale of such assets to further improve asset quality.

Net Interest Income and Net Interest Margin

For the first quarter of 1995, net interest income decreased by $87,000, or 2.3%, from $3,730,000 at March 31, 1994. The 1995 decrease in net interest income was due primarily to a 14.6% decrease in loan interest income for the comparative quarters. From March 31, 1994 to March 31, 1995, total average loans decreased $85 million, or 33.7%, from $252,269,000 to $167,324,000. The decrease was partially offset by increased average balances of investment securities, together with higher yields on earning assets in the current rising rate environment. Average investment securities were $72 million and $30 million at March 31, 1995 and 1994, respectively.

The earnings impact of reduced interest income was partially offset by a $116,000, or 7.0% decrease in interest expense for the first quarter of 1995, as compared to the corresponding period of 1994. The decrease in interest expense was primarily a result of the $48.1 million, or 22.0%, decrease in average interest bearing deposits, which was offset slightly by increases in deposit pay rates. In addition, the decrease in interest expense was also affected by a change in the mix of interest-bearing liabilities. Average noninterest bearing deposits as a percent of total average deposits increased from 26.1% for the three months ended March 31, 1994 to 26.5% for the three months ended March 31, 1995, and interest bearing time deposits decreased over the same period, from 37.8% of total deposits at March 31, 1994 to 35.5% of total deposits at March 31, 1995. The quarterly cost of funds increase from 2.23% to 2.69% was due to higher deposit pay rates, which were offset by the change in the mix noted above.

Despite the decrease in interest income, net interest margin improved from 5.34% to 6.18%, due to the yield on interest earning assets increase of 150 basis points versus the cost of funds increase of 46 basis points from March 31, 1994 to March 31, 1995. Additionally, the reduction in the volume of average interest bearing liabilities exceeded the reduction in interest earning assets.


Other Income

Other income decreased $537,000 to $606,000 for the three months ended March 31, 1995, a 47% decrease over the corresponding period in 1994. Loan fees decreased from $276,000 for the three months ended March 31, 1994 to $41,000 for the three months ended March 31, 1995, reflective of a significant decrease in income from mortgage loan originations and servicing. The Company sold its mortgage servicing rights in May, 1994, and also sold its mortgage origination unit in June, 1994. Mortgage servicing fee income and net gains on sale of mortgage loans represented 21.3% of total other income for the three months ended March 31, 1994. Other fee income decreased from $420,000 to $259,000 for the three months ended March 31, 1994 and 1995, respectively, due to the gain on sale of the merchant card portfolio, recorded in March 1994, totaling $174,000, and a related decrease in merchant card income of $33,000, which were offset by an increase in gains on the sale of SBA loans during the comparative periods. Merchant card income represented 3% of total other income for three months ended March 31, 1994. Service charges on deposit accounts decreased $88,000, or 27.2% to $235,000 for the three months ended March 31, 1995, as compared to the corresponding period in 1994, as a result of the lower deposit levels noted above. Miscellaneous fee income decreased from $124,000 for the three months ended March 31, 1994 to $71,000 for the three months ended March 31, 1995.

Other Expenses

Total other expenses decreased from $4,187,000 to $3,621,000 for the three months ended March 31, 1994 and 1995, respectively. The $566,000, or 13.5%, decrease was primarily attributable to a $381,000 decline in salaries and benefits, which was offset by a $189,000 reduction in deferred loan origination costs. In accordance with Statement of Financial Accounting Standards No. 91, the Company defers loan origination costs and amortizes them into loan interest income over the life of each loan. These deferred costs were $54,000 and $243,000 at March 31, 1995 and 1994, respectively. The Company adopted Statement of Position ("SOP") 93-6 in 1994 which provides that future ESOP contributions, if any, shall be expensed at fair market value of the Common Stock at the time of the contribution rather than the historical cost of $9.00 per share. Adoption of SOP 93-6 had no impact on results of operations during the first quarter of 1995 or 1994. The extent to which the adoption of SOP 93-6 will affect the Company's results of operations depends on the level of future ESOP contributions, if any, and the market value of the Common Stock, neither of which can be determined at this time. Additionally, occupancy costs, appraisal fees, and FDIC assessments decreased $66,000, $64,000, and $59,000, respectively.

REO expense and writedowns totaled $36,000 and $29,000 for the three months ended March 31, 1995 and 1994, respectively.

Total other expense expressed as a percentage of net interest income plus other income, commonly referred to as the efficiency ratio, was 85.2% and 85.9% for the three months ended March 31, 1995 and 1994, respectively.

Provision for Loan Losses

The Company's provision for loan losses during the first quarter of 1995 was $355,000, compared to $800,000 during the first quarter of 1994, resulting from the significant reductions in the level of classified assets. Classified assets at March 31, 1995 were $33.7 million, compared with $62.1 million at March 31, 1994, an improvement of 45.7%

Loan Loss Reserve and Non Performing Loans

The Company maintains a loan loss reserve which it believes is adequate to cover the risk of loss in the loan and lease portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of March 31, 1995 is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses that cannot be reasonably predicted at this time.


At March 31, 1995, the loan loss reserve was $8,314,000 as compared to $8,261,000 at December 31, 1994. The ratio of the loan loss reserve to total outstanding loans and leases was 5.11% at March 31, 1995 and 4.92% at December 31, 1994. The coverage ratio, or the ratio of loan loss reserves to non-performing assets, was 61.6% and 74.0% at March 31, 1995 and December 31, 1994, respectively. Nonperforming assets consist of nonperforming loans plus REO and other foreclosed personalty. The Company's nonperforming loans fall within three categories: troubled debt restructurings ("TDRs"), loans past due greater than 90 days and still accruing and loans on nonaccrual status. The level of loan loss reserves reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service area. The Company has expanded the Loan Administration and Special Assets Departments to improve overall asset quality.

Non-performing loans are those on which the borrower fails to perform under the original terms of the obligation. As of March 31, 1995, and December 31, 1994, the Company had TDRs totaling $1,959,000 and $1,968,000, respectively, of which $1,957,000 and $1,966,000, respectively, were performing.

Loans are automatically placed on non-accrual status when principal or interest payments are past due greater than 90 days, unless the loan is an SBA guaranteed loan and a deferral period has been negotiated. If the loan is in the process of imminent collection in the normal course of business, the Company may continue to accrue interest. Loans are placed on non- accrual status earlier, if there is doubt as to the collectability of any amounts due according to the contractual terms of the loan agreement. At March 31, 1995 and December 31, 1994, the Company had $nil and $331,000, respectively, in loans past due greater than 90 days and still accruing interest and non-accrual loans of $10,265,000 and $7,612,000, respectively. Several loans which are on non-accrual status at March 31, 1995, per regulatory accounting principles, are not deemed by management to be impaired per the provisions of SFAS No. 114 and SFAS No. 118, as full recovery of principal and interest is deemed probable based on the current market value of collateral.

The decrease in loans past due greater than 90 days reflects the migration of certain loans to non-accrual or REO status combined with a strengthened credit administration unit which has improved collection efforts. The increase in non-accrual loans from December 31, 1994 to March 31, 1995 reflects primarily the addition of one loan totaling $2.2 million during the first quarter. Subsequent to March 31, 1995, this loan was transferred to REO. Non-performing loans totaled $10,267,000 at March 31, 1995 or 6.3% of total outstanding loans and leases, as compared to $7,945,000 or 4.7% of total loans and leases at December 31, 1994.

Effective January 1, 1995, the Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures. SFAS No. 114 requires a creditor to measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amended SFAS No. 114 to require information about the recorded investment in certain impaired loans and about how a creditor recognizes interest income related to those impaired loans. SFAS No. 114 defines impairment as when, "based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement...contractual interest payments and the contractual principal payments." The adoption of SFAS No. 114 and SFAS No. 118 had no material effect on the recorded balances or the results of operations of the Company.

Restructured loans are not to be considered impaired if the restructured interest rate is equal to or greater than the market rate at the time of restructure, and if the loan is performing per its restructured terms.

At March 31, 1995, the Company's total investment in and quarterly average balance of impaired loans was $9,829,000 and $10,165,000, respectively. During the quarter ended March 31, 1995, $nil interest income was recognized on impaired loans.

Financial Condition

Total assets at March 31, 1995 decreased $4.2 million or 1.6% from December 31, 1994. Net loans and leases decreased $5.4 million or 3.4% from prior year end, primarily due to construction and other loan payoffs which funded deposit outflows of $4.1 million. Federal funds sold decreased $2.0 million. These decreases were partially offset by increases in cash and due from banks and shareholder's equity totaling $4.2 million, or 26.7%, and $0.6 million, or 3.3%, respectively.

The Company's REO balances increased from $2,346,000 at December 31, 1994 to $2,363,000 at March 31, 1995. The increase in REO reflects the repossession of one property, net of a $50,000 cash deposit on another previously existing property. At March 31, 1995, the Company's REO consisted of three commercial properties with book values totaling $2,146,000, one single family residence totaling $100,000, and two parcels of land zoned for residential purposes totaling $117,000.

Fixed assets, net of depreciation, decreased from $1,917,000 at December 31, 1994 to $1,842,000 at March 31, 1995 due primarily to increased accumulated depreciation and amortization and the sale of several pieces of furniture in conjunction with the subleasing of the Company's executive offices, which occurred in April 1995.

Total deposits at March 31, 1995 decreased $4.1 million or 1.7% from December 31, 1994, due primarily to the run-off of institutional and other certificates of deposit in an attempt to improve the core deposit base and reduce potentially volatile liabilities. Non-interest bearing demand deposits decreased $4.8 million or 7.1%, savings deposits decreased $2.0 million or 6.6%, and time certificates of deposit decreased $6.1 million or 6.9%. These decreases were offset by an increase in money market deposits of $8.8 million, or 17.5%.

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

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (cash and cash equivalents, federal funds sold, interest bearing deposits with other financial institutions and investment securities, less investment securities held to maturity, pledged securities, and outgoing cash letter) as a percentage of average assets of the Company during the three months ended March 31, 1995 was 24.0% as compared to 17.0% for the corresponding period in 1994. The average loan to deposit ratios for the Company at March 31, 1995 and December 31, 1994 were 71.9% and 67.6%, respectively. The increase in the liquidity ratio is the result of an increase in investment securities and a decline in pledged securities, outgoing cash letters and total assets during the first three months of 1995 as compared to the same period during 1994.

Although liability management is the key to liquidity management in the short-term, long-term planning of both assets and liabilities is necessary to manage net yields. To the extent maturities of assets and liabilities do not match in a changing rate environment, net yields may be affected.

From December 31, 1994 to March 31, 1995, total average interest earning assets decreased from $277,612,000 to $239,081,000, a decrease of 13.9%, and average interest bearing liabilities decreased from $197,658,000 to $171,050,000, or 13.5%. The ratio of average rate sensitive assets to rate sensitive liabilities was 1.4 at March 31, 1995 and December 31, 1994. Since 69% of interest earning assets have variable interest rate structures and therefore reprice immediately upon a change in prime rate, a rising interest rate environment results in net interest margin improvement for the Company, as assets reprice faster than liabilities. In a relatively stable interest rate environment, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 47% of the variable rate loans to mitigate the effect on net interest margin if interest rates decline.

Parent is a legal entity, separate and distinct from its subsidiaries, and it must separately meet its liquidity needs. Aside from raising capital on its own behalf or borrowing from outside sources, Parent may receive additional funds through dividends paid by, and fees from services provided to its subsidiaries. Future cash dividends paid to Parent by its subsidiaries will depend on each subsidiary's future profitability, capital requirements and other factors. As discussed further in the section entitled "Agreements with the Office of the Comptroller of the Currency" the Formal Agreement requires VCNB to seek reimbursement of $3.4 million in connection with interest paid to Parent on deposits of funds generated by commercial paper sales. At March 31, 1995, Parent had notes payable in the amount of $125,000, scheduled to mature in December 1995, upon which Parent pays interest quarterly. Parent has sufficient cash available to meet its interest obligations during 1995. However, Parent does not have sufficient cash to repay the notes payable at maturity. A portion of the rights offering net proceeds will be utilized to repay the notes payable at maturity. Should the rights offering not be successful, Parent would attempt to renegotiate such notes. No assurances can be given that Parent would be successful in any such effort. There was no material change in cash at the Parent company level from December 31, 1994 to March 31, 1995.

Inflation

The assets and liabilities of the Company, except for fixed assets, are virtually all monetary items. Since the Company maintains a small portion of its total assets in fixed assets, 0.7% at March 31, 1995 and 0.7% at December 31, 1994, respectively, the potential for inflated earnings resulting from understated depreciation charges is minimal. High inflation rates could impact other expense items, such as salaries and occupancy expense.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that for banks to be considered "well capitalized," they must maintain a leverage ratio of 5.0%, a Tier 1 risk based capital ratio of 6.0% and a total risk based capital ratio of 10.0% and not be under a written agreement or capital directive. Banks will be considered "adequately capitalized" if they maintain a leverage ratio of 4.0%, a Tier 1 risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. Tier 1 capital consists primarily of common stock, retained earnings and perpetual preferred stock, less goodwill and other ineligible items. Tier 2 capital is comprised of limited life preferred stock, subordinated debt and loan loss reserves limited to 1.25% of total risk weighted assets. Total risk based capital is Tier 1 plus Tier 2 capital; however, at least 50% of total risk based capital must be comprised of Tier 1 capital. The capital standards specify that assets, including off-balance sheet items, be assigned risk weights based on credit and liquidity risk which range from 0% risk weight for cash to 100% risk weight for commercial loans and certain other assets. The leverage ratio is Tier 1 capital to adjusted average assets. The Tier 1 capital ratio is Tier 1 capital to risk weighted assets. The total risk-based capital ratio is Tier 1 plus Tier 2 capital to risk weighted assets.

The following sets forth the capital ratios for the Company and each of the Banks at March 31, 1995 and December 31, 1994:


Consolidated Company             March 31,         December 31,
                                   1995                1994
Company
Risk-Based Capital Ratio          13.23%               12.61%
Tier 1 Capital Ratio              11.93%               11.32%
Leverage Ratio                     8.21%                7.53%
VCNB
Risk-Based Capital Ratio          12.78%               12.21%
Tier 1 Capital Ratio              11.48%               10.92%
Leverage Ratio                     7.86%                7.21%
Frontier
Risk-Based Capital Ratio          14.17%               13.57%
Tier 1 Capital Ratio              12.88%               12.29%
Leverage Ratio                     9.06%                8.32%

In accordance with recent guidance from the Federal Financial Institutions Examination Council, regulatory capital includes $738,000 and $756,000, at March 31, 1995 and December 31, 1994, respectively, which represents a $792,000 cumulative effect adjustment to record an intangible servicing asset, a portion of which has been recognized through amortization of such amount. This adjustment is not reflected in the accompanying financial statements prepared in accordance with generally accepted accounting principles.

The Company is proceeding with a rights offering to shareholders of $4,500,000 to $6,500,000. Shareholders of record on May 10, 1995, will receive 1.0 right for each 3.17 shares of common stock held on the record date. Each right will entitle the holder to purchase 1.0 share of common stock for $2.25. The offering will terminate on June 21, 1995, unless extended. The offering will only be made by means of a prospectus. Substantially all of the net proceeds of the offering would be contributed as capital to VCNB for purposes of satisfying the minimum capital requirements of VCNB's Formal Agreement with the Comptroller of the Currency.

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

The Formal Agreement, which was amended on February 3, 1994, requires VCNB to achieve a Tier 1 capital ratio of 12.00% and a leverage ratio of 7.00% by September 30, 1994. At September 30, 1994, VCNB needed $4.2 million additional capital to reach its Tier 1 capital requirement of 12%, and $0.6 million additional capital to reach its leverage ratio requirement of 7%. Toward that end, the Company is proceeding with a rights offering of $4,500,000 to $6,500,000 as discussed more fully above, the proceeds of which are intended to be contributed to VCNB to satisfy the capital requirements of the Formal Agreement. In addition, the Formal Agreement amendment requires VCNB to seek reimbursement for all interest paid by VCNB to Parent in connection with a deposit account at VCNB which was related to the issuance of commercial paper. The Company believes that contribution of the net proceeds from the rights offering will satisfy the reimbursement requirement. Until such time as the reimbursement requirement is satisfied, VCNB may not make any distribution, payment or dividend to Parent without the prior written consent of the OCC.

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

Part II.  Other Information

Item 1.   Legal Proceedings.

In the normal course of business, the Company is subject to various legal actions. It is the opinion of management, based upon the opinion of legal counsel that, except as reported in the Company's 10-K for fiscal year ended December 31, 1994, such litigation will not have a material impact on the financial position or results of operations of the Company.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security  Holders.

         None.

Item 5.  Other information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits:

         (11) Statement re: computation of per share earnings incorporated by reference in the Statement of Operations and Note F. in the accompanying Notes to the Consolidated Financial Statements.

         (b) Reports on Form 8-K.

         None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      May 15, 1995                        By:  /s/ Richard S. Cupp
                                                   -----------------------
                                                   Richard S. Cupp
                                                   President/Chief
                                                   Executive Officer


Date      May 15, 1995                        By:  /s/ Simone Lagomarsino
                                                   -----------------------
                                                   Simone Lagomarsino
                                                   Chief Financial
                                                   Officer