Form 10-Q
period 1995-06-30
VENTURA COUNTY NATIONAL BANCORP
filed 1995-08-14
CIK 744471

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINTON, D. C. 20549
                            FORM 10-Q


        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

     As of June 30, 1995 - Common stock no par value; issued and outstanding: 9,226,723 shares.


                                        Total No. of pages: 28
                                     Exhibit Index at page: 26

                 Ventura County National Bancorp
                              INDEX
                          June 30, 1995

Part I.    Financial Information                           3
Item 1.    Financial Statements
           Consolidated Balance Sheets at June
           30, 1995 and December 31, 1994                  4
           Consolidated Statements of Operations for
           the three and six months ended June             5
           30, 1995 and 1994
           Consolidated Statements of Cash Flows for
           the six months ended June 30, 1995             6-7
           and 1994
           Notes to Consolidated Financial Statements     8-14
Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of            15-25
           Operations

Part II.   Other Information
Item 1.    Legal Proceedings                               26
Item 2.    Changes in Securities                           26
Item 3.    Defaults upon Senior Securities                 26
Item 4.    Submission of Matters to a Vote of
           Security Holders                                26
Item 5.    Other Information                               26
Item 6.    Exhibits and Reports on Form 8-K                26

Signatures                                                 27

Selected Financial Data                                    28

Part I.  Financial Information

The Consolidated Balance Sheet at June 30, 1995, the Consolidated Statements of Operations for the three and six months ended June 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the six months ended June 30,
1995 and 1994 are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations and cash flows of Ventura County National Bancorp and Subsidiaries (the Company). The accompanying notes are considered an integral part of these financial statements.

                    Item I.   Financial Statements
           VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Balance Sheets
                       (in thousands of dollars)

                                      June 30,    December 31,
                                       1995         1994
 ASSETS
 Cash and Cash Equivalents           $15,772      $11,442
 Federal Funds Sold                   31,250       27,000
 Interest Bearing Deposits with
  Other Financial Institutions           695          694
 Securities available-for-sale        23,828       31,859
 Securities held-to-maturity          21,594       18,775

 Loans and Leases,
  Net of Unearned Income:
  Held for sale                        2,009
  Held for investment                153,605      167,934

Less: Loan Loss Reserve                6,617        8,261
  Net Loans and Leases               148,997      159,673

 Premises and Equipment, Net           2,150        1,917
 Other Assets                          6,880        6,395

    TOTAL ASSETS                    $251,166     $257,755

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
  Non-Interest Bearing Demand       $ 62,142     $ 67,177
  Interest Bearing Demand
    and Savings                       77,466       80,646
  Time                                83,576       88,519
   Total Deposits                    223,184      236,342

 Notes Payable                           125          125
 Other Liabilities                     1,661        2,236

  Total Liabilities                  224,970      238,703
 Commitments and Contingencies
  Shareholders' Equity:
Contributed Capital, including
  common stock of no par value.
  Authorized,  20,000,000 shares;
  Issued 9,226,723 and 6,333,835
  at June 30, 1995 and December 31,
  1994, respectively                  36,625       30,949
Unrealized Loss on Securities           (507)      (1,178)
Retained Deficit                      (9,922)     (10,719)
  Total Shareholders' Equity          26,196       19,052
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY            $251,166     $257,755

See accompanying notes to Consolidated Financial Statements.

          VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
               Consolidated Statements of Operations
                             (unaudited)
         (in thousands of dollars, except per share amounts)

                                        Three Months   Six Months
                                       Ended June 30  Ended June 30
                                       1995     1994  1995    1994
    Interest Income:
       Loans and Leases
                                       4,053  4,885  8,202  9,741
       Interest   on  Deposits   with
       Other
          Financial Institutions           8     21     16     48
       Taxable Investments               727    419  1,398    835
       Federal Funds Sold                362    268    723    360

            Total Interest Income      5,150  5,593 10,339 10,984


    Interest Expense:
       Deposits                        1,571  1,551  3,112  3,203
       Other Borrowings                    0    (2)      4     73

            Total Interest Expense     1,571  1,549  3,116  3,210

       Net Interest Income             3,579  4,044  7,223  7,774

       Provision for Loan Losses         155  2,075    510  2,875

       Net Interest Income  After
          Provision for Loan Losses    3,424  1,969  6,713  4,899


    Other Income:
       Service   Charges  on  Deposit    245    301    480    624
       Accounts
       Loan Fees                          23  (174)     64    102
       Miscellaneous Fees                 82     86    153    209
       Other                              84  1,743    343  2,164

            Total Other Income           434  1,956  1,040  3,099

    Other Expenses:
       Salary and Employee Benefits    1,607  1,453  3,245  3,554
       Net Occupancy                     404    516    862  1,040
       Equipment                         163    210    355    429
       Other                           1,160  2,295  2,494  3,638

            Total Other Expenses       3,334  4,474  6,956  8,661

       Income (Loss) Before
        Income Taxes                     524  (549)    797  (663)

       Applicable Income Taxes             0    214      0    214

       Net Income (Loss)                   $      $      $      $
                                         524  (763)    797  (877)

       Net Income (Loss) Per Share
                                       $ . 08 $(0.12)  $.13 $(0.14)


 See accompanying notes to Consolidated Financial Statements.

              VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                       (in thousands of dollars)

                                      For the six months ended
                                              June 30,
                                       1995               1994
Cash flows from operating
  activities:

  Net income (loss)                    $797                ($877)

  Adjustments to reconcile
    net income to cash flows from
    operating activities:
  Gain on sale of fixed assets           (2)                  --
  Gain on sale of SBA loans            (318)                (111)
  Gain on sale of mortgage servicing                      (1,443)
  Depreciation and amortization         286                  340
  Provision for loan losses             510                2,875
  Change in deferred loan fees          (13)                (317)
  Accretion of investment discount,
     net of amortization of
    investment premium                 (146)                 275
  Loss on sale of
    investment securities
    available for sale                   (6)                 150
  Gain on sale of merchant card
    portfolio                            --                 (174)
  (Gain) loss on sale of REO           (246)                  15
  REO writedowns                        105                  311
  Change in other assets               (322)              (2,748)
  Change in other liabilities          (575)                 163

  Net cash provided by (applied to)
    operating activities                  70              (1,541)

Cash flows from investing activities:

  Principal reductions from
    investment securities
    available for sale                   534                 233
  Principal reductions from
    investment securities held
    to maturity                        1,164               3,384
  Proceeds from sale of investment
    securities available for sale      4,193               8,736
  Purchase of investment securities
    available for sale                (4,859)             (4,474)
  Purchase of investment securities
    held to maturity                  (3,997)                --
  Maturity of investment securities

    held to maturity                   9,000                 --
  Purchase of premises and equipment    (519)               (322)
  Proceeds from sales of premises and
    equipment                              2                  24
  Proceeds from sale of REO properties 1,920               1,571
  Net change in loans                 12,324              46,813
  Proceeds from sale of SBA loans        187                 193
  Proceeds from sale of merchant
    card portfolio                        --                 174
  Increase in fed funds sold          (4,250)            (20,000)
  Change in interest bearing
    deposits with other financial
    institutions                          (1)                694
  Proceeds from sale of
    non-performing loans                                   9,056
  Proceeds from sale of loan
    servicing rights                                       1,763
  Purchases of loans                  (3,956)

  Net cash provided by investing      11,742              47,845
    activities
Cash flows from financing activities:

  Change in demand and savings
    deposits                          (8,215)            (26,828)
  Change in time deposits             (4,943)            (18,475)
  Issuance of common stock             5,676
 Net cash applied to
   financing activities               (7,482)            (45,303)

 Net increase in cash
   and cash equivalents                4,330               1,001

Cash and Cash Equivalents
  at December 31                      11,442              15,943
Cash and Cash Equivalents
  at June 30                         $15,772             $16,944

See accompanying notes to Consolidated Financial Statements.

           VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited)
                            June 30, 1995



Note A.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S -
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair pre-sentation have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1994.

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

Note B.  Investment Securities

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No.
115 addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities.  Those investments are classified in three categories and accounted for as follows: 1) debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost;
2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at market value, with
unrealized  gains  and  losses  excluded  from  earnings   and
reported in a separate component of shareholders' equity. The Company had no trading securities at June 30, 1995 or December
31, 1994. Mortgage-backed securities consist entirely of Federal Home Loan Mortgage Corporation backed pass through certificates. The Company did not have structured notes, CMOs or other derivative products in the portfolio at June 30, 1995 or December 31, 1994. Unrealized losses on available-for-sale securities and fiscal year 1994 transfers from the available-for-sale to held-to-maturity category, totaling $507,000 and $1,178,000 at June 30, 1995 and December 31, 1994, respectively, which were included as a separate component of shareholder's equity, were due to the interest rate environment; as such, these unrealized losses were deemed temporary in nature. The temporary nature of such unrealized losses is further evidenced by the decrease in this balance during the first six months of fiscal year 1995.

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-available-for-sale at June 30, 1995 and December 31, 1994 are as follows:

                           Securities-Available-for-Sale
                             (in thousands of dollars)
                                  Gross       Gross
                                Unrealized  Unrealized
                     Amortized   Holding     Holding     Market
June 30, 1995            Cost     Gains       Losses     Value
U.S. Government
  Securities             $15,139   $50         $ 24     $15,165
Mortgage Backed
  Securities               7,495                168       7,327
Federal Reserve Bank
  and FHLB Stock           1,336                          1,336

                         $23,970   $50          $192    $23,828

During fiscal year 1994, the Company transferred several mortgage backed securities with a market value of $16,724,000 and an amortized cost of $17,196,000, at the time of transfer, from the available for sale to the held to maturity category. Previously recorded unrealized losses with a balance of $365,000 and $433,000 at June 30, 1995 and December 31, 1994,
respectively, are included in shareholder's equity and are being amortized over the securities' remaining lives.

                           Securities-Available-for-Sale
                             (in thousands of dollars)
                                   Gross      Gross
                               Unrealized  Unrealized
                     Amortized   Holding     Holding    Market
                          Cost    Gains      Losses     Value
December 31, 1994
U.S. Government
  Securities             $22,935   $    0      $ 229  $ 22,706
Mortgage Backed
  Securities               8,067        0        516     7,551
Federal Reserve Bank
  and FHLB Stock           1,602        0          0     1,602

                         $32,604   $    0      $ 745   $31,859

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-held-to-maturity at June 30, 1995 and December 31, 1994 are as follows:


                           Securities-Held-to-Maturity
                            (in thousands of dollars)
                                    Gross      Gross
                               Unrealized Unrealized
                     Amortized    Holding    Holding    Market
June 30, 1995            Cost      Gains     Losses     Value
U.S. Government
  Securities            $ 5,247    $   57    $     2    $ 5,302
Mortgage Backed
  Securities             16,347       105        145     16,307

                        $21,594    $  162    $   147    $21,609


                           Securities-Held-to-Maturity
                            (in thousands of dollars)
                                    Gross      Gross
                               Unrealized Unrealized
                     Amortized    Holding    Holding    Market
December 31, 1994         Cost      Gains     Losses     Value
U.S. Government
  Securities             $ 1,250  $    0    $    28    $ 1,222
Mortgage Backed
  Securities              17,525       0        784     16,741

                         $18,775  $    0     $  812    $17,963

At June 30, 1995, U.S. government securities with a market value totaling $9,117,000, and $6,048,000, which are classified as available-for-sale, are scheduled to mature in less than one year and between one and five years, respectively. Mortgage backed securities with a market value of $7,327,000 at June 30, 1995, which are classified as available-for-sale, mature in greater than ten years. U.S. government securities with an amortized cost of $5,247,000 classified as held-to-maturity at June 30, 1995, are scheduled to mature between one and five years. Mortgage backed securities with an amortized cost of $12,810,000 and $3,537,000, at June 30, 1995, classified as held to maturity, mature in one to five years and after ten years, respectively.

Note C.  Commitments and Contingencies

In the ordinary course of business, the Banks enter into various commitments to make loans or extend credit in the form of lease financing arrangements or to provide lines of credit to
customers.   At  June 30, 1995,  the   Banks   had outstanding
loan commitments of $20,371,000, letters of credit outstanding in the amount of $2,507,000, and available credit to credit card customers totaling $6,379,000.

Note D.  Lease Commitments

The Company has commitments for non-cancelable operating leases of premises and equipment. Rental payments, net of sublease income, on such non-cancelable leases for the six months ended June 30, 1995 and 1994 were $662,000 and $888,000, respectively.

Note E.  Income Tax Provisions

During the second quarter of 1995, the amount of income tax provisions that would have been necessary was fully offset by a reduction of the valuation allowance on the Company's net deferred tax asset. At June 30, 1995, deferred tax assets of approximately $2.8 million are reserved by this valuation allowance. Amounts provided for income taxes are based on the income or loss reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial statement purposes.

Note F.  Stock Dividend and Income Per Share

Income per share data is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock
equivalents  except  when their effect is anti-dilutive.   The
weighted average number of shares used to compute income per share for the three and six months ended June 30, 1995 were 6,245,037 and 6,211,206, respectively. In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the 1995 weighted average number of shares do not include 185,840 shares that are considered unallocated by the Company's Employee Stock Ownership Plan.
These shares were considered to be outstanding in previous years. The weighted average number of shares for the both the three and six months ended June 30, 1994 were 6,333,835.

Note G. Statement of Cash Flows

For the three and six months ended June 30, 1995 and 1994, the Company paid cash totaling approximately $1,562,000 and $3,107,000 and $1,612,000 and $3,289,000 in interest, respectively. The Company paid $328,000 and $328,000 in income taxes during the three and six months ended June 30, 1995. The Company paid no income taxes in 1994. The Company acquired $1,875,000 and $1,942,000, and $4,267,000 and $4,488,000,
respectively, in real estate owned through foreclosures during the three and six months ended June 30, 1995 and 1994, respectively.

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

The following information relates to the recorded investment in loans that meet the definition of an impaired loan per SFAS No.
114 at June 30, 1995.


(dollars in thousands)
                    The Amount of the   The Amount of the
                         Recorded            Recorded
                        Investment          Investment
 Total Recorded     for Which There Is  for Which There Is
                            a                   No
Investment in the   Related Allowance   Related Allowance
                           for                 for
 Impaired Loans         Credit Losses       Credit Losses
$       8,506          $    8,506         $       nil


For the three and six months ended June 30, 1995, the Company's average investment in impaired loans noted above was $9,566,000 and $9,762,000, respectively. During both the three and six months ended June 30, 1995, $nil interest income was recognized on impaired loans.

The following is a summary of the activity in the loan loss reserve:

(dollars in thousands)

                         Three Months   Six Months  Year
                         Ended          Ended       Ended
                         June 30        June 30     December 31
                         1995           1995        1994
Balance at the beginning
     of the period       $ 8,314      $ 8,261       $ 14,313
Provision charged to
     expense                 155          510          3,825
Loans charged off         (1,963)      (2,361)       (10,439)
Recoveries on loans
     previously charged off  111          207            562
Balance at the end
     of the period       $ 6,617      $ 6,617       $  8,261

Note I. Significant Second Quarter Events

The Company completed a rights offering to shareholders for which proceeds of $6,500,000 were wired to the Company on June 29, 1995. Shareholders of record on May 10, 1995, received 1.0 right for each 3.17 shares of common stock held on the record date. Each right entitled the holder to purchase 1.0 share of common stock for $2.25. 2,888,888 shares were issued in connection with this transaction and the net proceeds amounted to $5,668,000.

                         Part 1, Item 2
            VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
      Management's Discussion And Analysis Of Financial Condition
                       And Results Of Operations

The following presents management's discussion and analysis of the consolidated financial condition and operating results of Ventura County National Bancorp (separately "Parent" and, with its subsidiaries on a consolidated basis, the "Company"), and its subsidiaries as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

General

At June 30, 1995, the Company had total assets of $251,166,000 and net income of $524,000 or $0.08 per share and net income of $797,000 or $.13 per share for the three and six months ended June 30, 1995, respectively, as compared to total assets of $257,755,000 at December 31, 1994 and a net loss of $763,000 or $0.12 per share and $877,000 or $0.14 per share for the three and six months ended June 30, 1994, respectively. The 1995 improvement in operating results was primarily attributable to reduced other expenses and a significant decrease in the provision for loan losses.

Total nonperforming assets increased to $12,817,000 at June 30, 1995 from $11,169,000 at December 31, 1994, due primarily to the addition of $1.0 million in non-accrual loans during the first six months of 1995. The Company continues to aggressively pursue strategies for reducing nonperforming and classified assets, which includes the sale of $2,009,000 of loans to further improve asset quality.

Net Interest Income and Net Interest Margin

For the six months ended June 30, 1995, net interest income decreased by $551,000, or 7%, from $7,774,000 at June 30, 1994.
The 1995 decrease in net interest income was due primarily to a 16% decrease in loan interest income for the comparative periods. From June 30, 1994 to June 30, 1995, total average loans decreased $58 million, or 27.5%, from $210,858,000 to $152,827,000. The decrease was partially offset by increased average balances of investment securities, together with higher yields on earning assets in the recent rising rate environment. Average investment securities were $46 million and $36 million for the six months ended June 30, 1995 and 1994, respectively.

The earnings impact of reduced interest income was partially offset by a $94,000, or 2.9% decrease in interest expense for the first six months of 1995, as compared to the corresponding period of 1994. The decrease in interest expense was primarily a result of the $20 million, or 10.3%, decrease in average interest bearing deposits, which was offset slightly by increases in deposit pay rates. In addition, the decrease in interest expense was also affected by a change in the mix of interest-bearing liabilities. Average noninterest bearing deposits as a percent of total average deposits decreased from 29.42% for the six months ended June 30, 1994 to 22.38% for the six months ended June 30, 1995. The year-to-date cost of funds increase from 2.23% to 2.74% was due to higher deposit pay rates and the change in the deposit mix noted above, which were offset by the decrease in total deposits.

Despite the decrease in interest income, net interest margin improved from 5.28% to 6.21%, due to the yield on interest earning assets increasing by a greater amount than the cost of funds increase from June 30, 1994 to June 30, 1995. Additionally, the reduction in the volume of average interest bearing liabilities exceeded the reduction in interest earning assets.

Net interest income decreased by $465,000 or 11.5% to $3,579,000 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 for the reasons noted above.

Other Income

Other income decreased $2,059,000 to $1,040,000 for the six months ended June 30, 1995, a 66% decrease over the corresponding period in 1994. Loan fees decreased from $102,000 for the six months ended June 30, 1994 to $64,000 for the six months ended June 30, 1995, reflective of a significant decrease in income from mortgage loan originations and servicing. The Company sold its mortgage servicing rights in May, 1994, and also sold its mortgage origination unit in June, 1994. Other fee income decreased from $2,164,000 to $343,000 for the six months ended June 30, 1994 and 1995, respectively, due to the gain on the sale of mortgage servicing rights, recorded in May 1994, totaling $1,443,000 and the gain on sale of the merchant card portfolio, recorded in March 1994, totaling $175,000. Service charges on deposit accounts decreased $144,000, or 23.07% to $480,000 for the six months ended June 30, 1995, as compared to the corresponding period in 1994, as a result of the lower deposit levels noted above. Miscellaneous fee income decreased from $209,000 for the six months ended June 30, 1994 to $153,000 for the six months ended June 30, 1995 due to the reduction of merchant card income due to the sale of that portfolio as mentioned above.

Total other income decreased $1,522,000 to $434,000 for the three months ended June 30, 1995, 77.8% decrease from the corresponding period of 1994. The decrease is due primarily to the gain on sale of mortgage servicing rights discussed above.

Other Expenses

Total other expenses decreased from $8,661,000 to $6,956,000 for the six months ended June 30, 1994 and 1995, respectively. The $1,705,000, or 19.69%, decrease was primarily attributable to a $573,000 decline in salaries and benefits, which was offset by a $264,000 reduction in deferred loan origination costs and a reduction in other real estate owned expenses of $456,000. In accordance with Statement of Financial Accounting Standards No. 91, the Company defers loan origination costs and amortizes them into loan interest income over the life of each loan. These deferred costs were $154,000 and $418,000 for the six months ended June 30, 1995 and 1994, respectively. The reduction in the other real estate owned expense is due to gains on sales of several properties. Additionally, occupancy costs, appraisal fees, and legal expenses decreased $178,000, $144,000, and $181,000 respectively for the six months ended June 30, 1995, as compared to the six months ended June 30, 1994.

Total other expenses decreased $1,140,000 from $4,474,000 to $3,334,000 for the three months ended June 30, 1995, as compared to the three months ended June 30, 1994. Lower legal expenses, consulting expenses, other real estate owned expenses, and appraisal fees comprise the majority of this decrease.

The net REO expense and writedowns totaled ($118,000) and ($82,000) and $319,000 and $374,000 for the three and six months ended June 30, 1995 and 1994, respectively. The 1995 amounts reflect gains on sales of other real estate owned.

Total other expense expressed as a percentage of net interest income plus other income, commonly referred to as the efficiency ratio, was 83.08% and 84.18% and 74.57% and 79.66% for the three and six months ended June 30, 1995 and 1994, respectively.

Provision for Loan Losses

For the six months ended June 30, 1995 and 1994, the Company recorded $510,000 and $2,875,000 respectively, as provision for loan losses. The Company's provision for loan losses during the second quarter of 1995 was $155,000 compared to $2,075,000 during the second quarter of 1994. The 1995 decrease in loan loss provision corresponds to the $8 million decrease in classified loans, from $31.3 million at June 30, 1994 to $23.6 million at June 30, 1995, an improvement of 24.6%.

Loan Loss Reserve and Non Performing Loans

The Company maintains a loan loss reserve which it believes is adequate to cover the risk of loss in the loan and lease portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of June 30, 1995 is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses that cannot be reasonably predicted at this time.


At June 30, 1995, the loan loss reserve was $6,617,000 as compared to $8,261,000 at December 31, 1994. The ratio of the loan loss reserve to total outstanding loans and leases was 4.25% at June 30, 1995 and 4.92% at December 31, 1994. The coverage ratio, or the ratio of loan loss reserves to non-performing assets, was 51.63% and 74.0% at June 30, 1995 and December 31, 1994, respectively. Despite the decrease in the coverage ratio, management believes the loan loss reserve is adequate due to the belief that certain nonaccrual loans are not considered to be impaired. Loans charged off during the three and six months ended June 30, 1995 were $1,963,000 and $2,361,000, respectively, while loan recoveries totaled $110,000 and $207,000 during the same periods. Loans charged off during the three and six months ended June 30, 1994 and loan recoveries for the corresponding periods were $6,021,000 and $7,590,000 and $102,000 and $171,000, respectively.

Nonperforming assets consist of nonperforming loans plus REO and other foreclosed properties. The Company's nonperforming loans fall within three categories: troubled debt restructurings ("TDRs"), loans past due greater than 90 days and still accruing and loans on nonaccrual status. The level of loan loss reserves reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service area.

As of June 30, 1995, and December 31, 1994, the Company had TDRs totaling $2,950,000 and $1,968,000, respectively, of which $2,583,000 and $1,966,000, respectively, were performing.

Loans are automatically placed on non-accrual status when principal or interest payments are past due greater than 90 days, unless the loan is an SBA guaranteed loan and a deferral period has been negotiated. If the loan is in the process of imminent collection in the normal course of business, the Company may continue to accrue interest. Loans are placed on non-accrual status earlier, if there is doubt as to the collectability of any amounts due according to the contractual
terms  of  the  loan  agreement.   At June 30, 1995 and December
31, 1994, the Company had $923,000 and $331,000, respectively, in loans past due greater than 90 days and still accruing interest and non-accrual loans of $8,507,000 and $7,612,000, respectively.

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

At June 30, 1995, the Company's total investment in and quarterly average balance of impaired loans was $8,506,000 and $9,566,000, respectively. During the six months ended June 30, 1995, $nil interest income was recognized on impaired loans.

Financial Condition

Total assets at June 30, 1995 decreased $6.6 million or 2.56% from December 31, 1994. Loans and leases decreased $12.3 million or 7.34% from prior year end, primarily due to construction and other loan payoffs. Investment securities decreased by $5.2 million or 10.29%. These decreases were partially offset by increases in cash and due from banks and federal funds sold totaling $4.33 million, or 37.84%, $4.25 million and 15.74%, respectively.

The  Company's  REO  balances  increased   from  $2,346,000 at
December 31, 1994  to  $2,509,000 at June 30, 1995.   The
increase in REO reflects the sale of 3 properties offset by the repossession of 4 properties. At June 30, 1995, the Company's REO consisted of 4 commercial properties with book values totaling $1,830,000 and 3 parcels of land zoned for residential purposes totaling $679,000.

Fixed assets, net of depreciation, increased from $1,917,000 at December 31, 1994 to $2,150,000 at June 30, 1995 due to the purchase of an office building for one of the Company's banking branches which was offset by increased accumulated depreciation and amortization.

Total deposits at June 30, 1995 decreased $13.2 million or 5.6% from December 31, 1994, due primarily to the run-off of institutional and other certificates of deposit in an attempt to improve the core deposit base and reduce potentially volatile liabilities. Non-interest bearing demand deposits decreased $5.0 million or 7.5%, savings deposits decreased $2.8 million or %9.45, and time certificates of deposit decreased $4.9 million or 5.58%.

Liquidity and Asset/Liability Management

Liquidity management for banks requires that funds be available to pay all deposit withdrawals and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, for most depository institutions, including the Banks, maturing
assets provide only  a limited   portion   of  the  funds
required  to   pay   maturing liabilities.   The balance of the
funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management important to liquidity management in the short-term.

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

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (cash and cash equivalents, federal funds sold, interest bearing deposits with other financial institutions and investment securities, less investment securities held to maturity, pledged securities, and outgoing cash letter) as a percentage of average assets of the Company during the six months ended June 30, 1995 was 34.7%, respectively, as compared to 24.57% for the corresponding period in 1994. The average loan to deposit ratios for the Company at June 30, 1995 and December 31, 1994 was 67.6%. The increase in the liquidity ratio is the result of an increase in short term liquid investments due to the proceeds from the rights offering, investment securities and a decline in pledged securities, outgoing cash letters and total assets during the first three and six months of 1995 as compared to the same period during 1994.

Although liability management is the key to liquidity management in the short-term, long-term planning of both assets and
liabilities  is necessary to manage net yields.   To  the  extent
maturities of assets and liabilities do not match in a changing rate environment, net yields may be affected.

From December 31, 1994 to June 30, 1995, total average interest earning assets decreased from $277,612,000 to $228,478,000, a decrease of 17.7%, and average interest bearing liabilities decreased from $197,658,000 to $175,817,000, or 11.0%. The ratio of average rate sensitive assets to rate sensitive liabilities was 1.4 at June 30, 1995 and December 31, 1994. Since 53% of interest earning assets have variable interest
rate  structures   and therefore  reprice immediately upon a
change in prime rate, a rising interest rate environment results in net interest margin improvement for the Company,
as  assets  reprice  faster  than liabilities.   In a relatively
stable interest rate environment, variable rate liabilities will continue to reprice upward while variable rate assets,
particularly those indexed to prime  rate, remain   relatively
constant, thereby narrowing net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 40% of the variable rate loans to mitigate the effect on net interest margin if interest rates decline.

Parent is a legal entity, separate and distinct from its subsidiaries, and it must separately meet its liquidity needs. Aside from raising capital on its own behalf or borrowing from outside sources, Parent may receive additional funds through dividends  paid  by,  and  fees from  services  provided  to  its
subsidiaries.   Future  cash dividends  paid  to  Parent  by  its
subsidiaries will depend on each subsidiary's future profitability, capital requirements and other factors. There was a $2.25 million increase in cash and short term liquid investments at the Parent company level from December 31, 1994 to June 30, 1995, as the Company successfully completed a rights offering during the second quarter of 1995. This cash was subsequently utilized to purchase $1.750 million in short term liquid investments for the purpose of providing investment interest income at the Parent company level. As discussed further in the section entitled "Agreements with the Office of the Comptroller of the Currency," the Company was substantially in compliance with the provisions of the Formal Agreement as of June 30, 1995, which required VCNB to seek reimbursement of $3.3 million in connection with interest paid to Parent on deposits of funds generated by commercial paper sales. The Parent applied a substantial portion of the rights offering proceeds to such reimbursement. At June 30, 1995, Parent had notes payable in the amount of $125,000, scheduled to mature in December 1995, upon which Parent pays interest quarterly. Parent has sufficient cash available to meet its principal and interest obligations during 1995. A portion of the rights offering net proceeds will be utilized to repay the notes payable during the third quarter of 1995.

Inflation

The  assets and liabilities of the Company,  except  for  fixed
assets,  are  virtually all monetary items.   Since  the  Company
maintains a small portion of its total assets in fixed assets, 0.9% at June 30, 1995 and 0.7% at December 31, 1994, respectively, the potential for inflated earnings resulting from understated depreciation charges is minimal. High inflation rates could impact other expense items, such as salaries and occupancy expense.

Capital Resources

The Federal Deposit Insurance Corporation Improvement Act of 1991 requires that for banks to be considered "well capitalized," they must maintain a leverage ratio of 5.0%, a Tier 1 risk based capital ratio of 6.0% and a total risk based capital ratio of 10.0% and not be under a written agreement or capital directive. Banks will be considered "adequately capitalized" if they maintain a leverage ratio of 4.0%, a Tier 1 risk based capital ratio of 4.0% and a total risk based capital ratio of 8.0%. Tier 1 capital consists primarily of common stock, retained earnings and perpetual preferred stock, less goodwill and other ineligible items. Tier 2 capital is comprised of limited life preferred stock, subordinated debt and loan loss reserves limited to 1.25% of total risk weighted assets. Total risk based capital is Tier 1 plus Tier 2 capital; however, at least 50% of total risk based capital must be comprised of Tier 1
capital.   The  capital standards specify that assets, including
off-balance sheet items, be assigned risk weights based on credit and liquidity risk which range from 0% risk weight for cash to 100% risk weight for commercial loans and certain other assets. The leverage ratio is Tier 1 capital to adjusted average assets. The Tier 1 capital ratio is Tier 1 capital to risk weighted assets. The total risk- based capital ratio is Tier 1 plus Tier 2 capital to risk weighted assets.

The following sets forth the capital ratios for the Company and each of the Banks at June 30, 1995 and December 31, 1994:



Consolidated Company                 June 30,      December 31,
1995          1994

Company<F1>
Risk-Based Capital Ratio               17.12%           12.61%
Tier 1 Capital Ratio                   15.84%           11.32%
Leverage Ratio                         10.86%            7.53%
VCNB
Risk-Based Capital Ratio               16.02%           12.21%
Tier 1 Capital Ratio                   14.74%           10.92%
Leverage Ratio                         10.23%            7.21%
Frontier<F1>
Risk-Based Capital Ratio               14.63%           13.57%
Tier 1 Capital Ratio                   13.35%           12.29%
Leverage Ratio                          9.45%            8.32%

[FN]
<F1>  In accordance with recent guidance from the Federal
Financial Institutions Examination Council, regulatory capital includes $720,000 and $756,000, at June 30, 1995 and December 31, 1994, respectively, which represents the unamortized balance of a cumulative effect adjustment to record an intangible servicing asset. This adjustment is not reflected in the accompanying financial statements prepared in accordance with generally accepted accounting principles.



The Company completed a rights offering to shareholders for which proceeds of $6,500,000 were wired to the Parent on June 29, 1995. Shareholders of record on May 10, 1995, received 1.0 right for each 3.17 shares of common stock held on the record date. Each right entitled the holder to purchase 1.0 share of common stock for $2.25. 2,888,888 shares were issued in connection with this transaction and the net proceeds amounted to $5,668,000. A substantial portion of the net proceeds of the offering were paid to VCNB for reimbursement of $3.3 million in connection with interest paid to Parent on deposits of funds generated by commercial paper sales.

Regulatory Agreements

VCNB entered into a Formal Agreement with the OCC on March 19, 1993 and Frontier entered into a Consent Order with the OCC on March 29, 1993. The significant common requirements of the Formal Agreement and the Consent Order for VCNB and Frontier include conducting a program to evaluate and improve board supervision and management, develop a program designed to improve loan administration, developing a program regarding asset diversification, obtaining current credit information on any loans lacking such information, reviewing and revising loan policy, establishing an independent loan review program, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend. In addition, the Consent Order requires that Frontier maintain as of May 31, 1993, and beyond, a Tier 1 capital ratio of 9.50% and a leverage ratio of 7.00%, respectively.

The Formal Agreement, which was amended on February 3, 1994, required VCNB to achieve a Tier 1 capital ratio of 12.00% and a
leverage  ratio of 7.00% by September 30, 1994.   Toward that
end, the Company completed a rights offering of $6,500,000 as discussed more fully above. In addition, the Formal Agreement amendment requires VCNB to seek reimbursement for all interest paid by VCNB to Parent in connection with a deposit account at VCNB which was related to the issuance of
commercial paper.   $3.3 million of the net proceeds  was paid to
VCNB as reimbursement of the interest on the commercial paper
program as required by the Formal Agreement.   The Company
believes that contribution of a portion of the net proceeds from the rights offering satisfies the reimbursement requirement. As long as the Formal Agreement is in effect, VCNB may not make any distribution, payment or dividend to Parent without the prior written consent of the OCC.

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

VCNB, Frontier and the Company are in compliance with or in the process of complying with all of the items required under the Formal Agreement, Consent Order and MOU, respectively, and management does not believe the Formal Agreement, Consent Order or MOU will have any adverse material impact on their future
operations.   Any non-compliance with the requirements  of  the

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

Date      August 14, 1995             By:


                                        /s/ Richard S. Cupp
                                        -------------------------
                                        Richard S. Cupp
                                        President/Chief
                                        Executive Officer

Date      August 14, 1995              By:


                                        /s/ Simone Lagomarsino
                                        -------------------------
                                        Simone Lagomarsino
                                        Chief Financial
                                        Officer