Form 10-Q
period 1995-09-30
VENTURA COUNTY NATIONAL BANCORP
filed 1995-11-14
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days. Yes [x] No [_]

      Indicate the number of shares of each of the issuer's classes of common stock as of the latest practicable date.

     As of September 30, 1995 - Common stock no par value; issued and outstanding: 9,226,723 shares.


                                                      Total No. of pages:  27
                                                   Exhibit Index at page:  25

                        Ventura County National Bancorp
                                     INDEX
                              September 30, 1995

Part I.      Financial Information                                           3
Item 1.      Financial Statements
             Consolidated Balance Sheets at September
             30, 1995 and December 31, 1994                                  4
             Consolidated Statements of Operations for
             the three and nine months ended September
             30, 1995 and 1994                                               5
             Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1995
             and 1994                                                     6- 7
             Notes to Consolidated Financial Statements                   8-14
Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  15-24

Part II.     Other Information                                              25
Item 1.      Legal Proceedings                                              25
Item 2.      Changes in Securities                                          25
Item 3.      Defaults upon Senior Securities                                25
Item 4.      Submission of Matters to a Vote of
             Security Holders                                               25
Item 5.      Other Information                                              25
Item 6.      Exhibits and Reports on Form 8-K                               25

Signatures                                                                  26

Selected Financial Data                                                     27

Part I.  Financial Information

The Consolidated Balance Sheet at September 30, 1995, the Consolidated Statements of Operations for the three and nine months ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1995 and 1994 are unaudited. However, in the opinion of management, all adjustments have been made for a fair presentation of the financial condition and results of operations and cash flows of Ventura County National Bancorp and Subsidiaries (the Company). The accompanying notes are considered an integral part of these financial statements.

                       Item I.     Financial Statements
               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                         Consolidated Balance Sheets
                           (in thousands of dollars)

                                                          (unaudited)
                                                          September 30,       December 31,
                                                              1995              1994
 ASSETS
 Cash and Cash Equivalents                                 $ 20,572          $ 11,442
 Federal Funds Sold                                          33,400            27,000
 Interest Bearing Deposits with
  Other Financial Institutions                                  100               694
 Securities available-for-sale                               18,689            31,859
 Securities held-to-maturity                                 20,793            18,775

 Loans and Leases,
  Net of Unearned Income                                    157,937           167,934

Less: Loan Loss Reserve                                       5,753             8,261
  Net Loans and Leases                                      152,184           159,673

 Premises and Equipment, Net                                  2,315             1,917
 Other Assets                                                 7,830             6,395

    TOTAL ASSETS                                           $255,883          $257,755

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
  Non-Interest Bearing Demand                              $ 67,222          $ 67,177
  Interest Bearing Demand
    and Savings                                              78,381            80,646
  Time                                                       80,641            88,519
   Total Deposits                                           226,244           236,342

 Notes Payable                                                                    125
 Other Liabilities                                            2,911             2,236

  Total Liabilities                                         229,155           238,703
 Commitments and Contingencies

  Shareholders' Equity:
Contributed Capital, including
  common stock of no par value.
  Authorized,  20,000,000 shares;
  Issued 9,226,723 and 6,333,835
  at September 30, 1995 and December 31,
  1994, respectively                                         36,478            30,949
Unrealized Loss on Securities                                  (478)           (1,178)
Retained Deficit                                             (9,272)          (10,719)
  Total Shareholders' Equity                                 26,728            19,052
   TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                                   $255,883          $257,755

         See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                                  (unaudited)
              (in thousands of dollars, except per share amounts)

                                                   Three Months             Nine Months
                                                Ended September 30       Ended September 30
                                                1995          1994       1995          1994
Interest Income:
      Loans and Leases                          $  4,147      $ 4,584    $12,349    $14,325
      Interest on Deposits with Other
       Financial Institution                           4           10         20         58
      Taxable Investments                            636          541      2,034      1,376
      Federal Funds Sold                             467          376      1,190        736
                                                     ---          ---      -----        ---

        Total Interest Income                      5,254        5,511     15,593     16,495

Interest Expense:
      Deposits                                     1,617        1,501      4,729      4,704
      Other Borrowings                                 0            2          4          9
                                                       -            -          -          -

        Total Interest Expense                     1,617        1,503      4,733      4,713
                                                   -----        -----      -----      -----

      Net Interest Income                          3,637        4,008     10,860     11,782

      Provision for Loan Losses                    (100)          400        410      3,275
                                                   -----          ---        ---      -----

      Net Interest Income After
       Provision for Loan Losses                   3,737        3,608     10,450      8,507

Other Income:
      Service Charges on Deposit Accounts            233          313        713        937
      Loan Fees                                       14           25         78        127
      Miscellaneous Fees                              66           73        219        282
      Other                                          311          180        654      2,344
                                                     ---          ---        ---      -----

        Total Other Income                           624          591      1,664      3,690

Other Expenses:
      Salary and Employee Benefits                 1,720        1,350      4,965      4,904
      Net Occupancy                                  432          573      1,294      1,613
      Equipment                                      150          216        505        645
      Other                                        1,379        1,420      3,873      5,058
                                                   -----        -----      -----      -----

        Total Other Expenses                       3,681        3,559     10,637     12,220

      Income (Loss) Before
       Income Taxes                                  680          640      1,477       (23)

      Applicable Income Taxes                         30           75         30        289
                                                      --           --         --        ---

      Net Income (Loss)                             $650         $565     $1,447     $(312)
                                                    ====         ====     ======     ======

      Net Income (Loss) Per Share                   $.07         $.09       $.20     $(.05)
                                                    ====         ====       ====     ======

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                           (in thousands of dollars)

                                                    For the nine months ended
                                                          September 30,
                                                     1995               1994
Cash flows from operating
  activities:

  Net income (loss)                                  $1,447             $(312)

  Adjustments to reconcile
    net income to cash flows from
    operating activities:
  Gain on sale of fixed assets                           (2)              --
  Gain on sale of SBA loans                            (428)             (261)
  Gain on sale of mortgage servicing                                   (1,443)
  Depreciation and amortization                         430               573
  Deferred income taxes                                 600
  Provision for loan losses                             410             3,275
  Change in deferred loan fees                          (43)             (340)
  Accretion of investment discount,
     net of amortization of
    investment premium                                 (181)              280
  (Gain) loss on sale of
    investment securities
    available for sale                                  (47)              150
  Gain on sale of merchant card
    portfolio                                          --                (174)
  Loss on sale of REO                                  (289)             (520)
  REO writedowns                                        105               796
  Change in other assets                               (922)           (5,658)
  Change in other liabilities                            75               (87)

  Net cash provided by (applied to)
    operating activities                              1,155            (3,721)

Cash flows from investing activities:

  Principal reductions from
    investment securities
    available for sale                                  794             2,354
  Principal reductions from
    investment securities held
    to maturity                                       1,971             2,789
  Proceeds from sale of investment
    securities available for sale                     7,227             8,756
  Purchase of investment securities
    available for sale                               (4,916)          (10,126)
  Purchase of investment securities
    held to maturity                                 (3,996)           (3,194)

  Maturity of investment securities
    available for sale                               11,000                --
  Purchase of premises and equipment                   (828)             (773)
  Proceeds from sales of premises and
    equipment                                             2                31
  Proceeds from sale of REO properties                3,794             5,208
  Net change in loans                                13,281            70,892
  Proceeds from sale of SBA loans                       321               282
    Proceeds from sale of merchant
    card portfolio                                                        174
  Increase in fed funds sold                         (6,400)          (15,500)
  Change in interest bearing
    deposits with other financial
    institutions                                        594             1,486
  Proceeds from sale of
    non-performing loans                              1,245             9,056
  Proceeds from sale of loan
    servicing rights                                                    1,763
  Purchases of loans                                (11,420)

  Net cash provided by investing
    activities                                       12,669            73,198
Cash flows from financing activities:

  Change in demand and savings
    deposits                                         (2,220)          (40,279)
  Change in time deposits                            (7,878)          (27,403)
  Issuance of common stock                            5,529
  Repayment of notes payable                           (125)
 Net cash applied to
   financing activities                              (4,694)          (67,682)

 Net increase in cash
   and cash equivalents                               9,130             1,795

Cash and Cash Equivalents
  at December 31                                     11,442            15,943
Cash and Cash Equivalents
  at September 30                                  $ 20,572          $ 17,738

See accompanying notes to Consolidated Financial Statements.

               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 1995



Note A.  Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S -X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair pre-sentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1994.

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

Note B.  Investment Securities

On December 31, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115 Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all investments in debt securities. Those investments are classified in three categories and accounted for as follows: 1) debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost; 2) debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at market value, with unrealized gains and losses included in earnings; and 3) debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at market value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity. The Company had no trading securities at September 30, 1995 or December 31, 1994. Mortgage-backed securities consist entirely of Federal Home Loan Mortgage Corporation backed pass through certificates. The Company did not have structured notes, CMOs or other derivative products in the portfolio at September 30, 1995 or December 31, 1994. Unrealized losses on available-for-sale securities and fiscal year 1994 transfers from the available-for-sale to held-to-maturity category, totaling $478,000 and $1,178,000 at September 30, 1995 and December 31, 1994, respectively, which were included as a separate component of shareholder's equity, were due to the interest rate environment; as such, these unrealized losses were deemed temporary in nature. The temporary nature of such unrealized losses is further evidenced by the decrease in this balance during the first nine months of fiscal year 1995.

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-available-for-sale at September 30, 1995 and December 31, 1994 are as follows:

                                    Securities-Available-for-Sale
                                      (in thousands of dollars)
                                         Gross         Gross
                                      Unrealized    Unrealized
                         Amortized      Holding       Holding      Market
September 30, 1995           Cost        Gains         Losses      Value
U.S. Government
 Securities                $10,216        $14          $ 13       $10,217
Mortgage Backed
  Securities                 7,220                      148         7,072
Federal Reserve Bank
  and FHLB Stock             1,400                                  1,400

                           $18,836        $14          $161       $18,689

During fiscal year 1994, the Company transferred several mortgage backed securities with a market value of $16,724,000 and an amortized cost of $17,196,000, at the time of transfer, from the available for sale to the held to maturity category. Previously recorded unrealized losses with a balance of $331,000 and $433,000 at September 30, 1995 and December 31, 1994, respectively, are included in shareholder's equity and are being amortized over the securities' remaining lives.

                                    Securities-Available-for-Sale
                                      (in thousands of dollars)
                                          Gross         Gross
                                      Unrealized    Unrealized
                         Amortized      Holding       Holding      Market
                              Cost        Gains        Losses       Value
December 31, 1994
U.S. Government
 Securities                $22,935            $0        $229      $22,706
Mortgage Backed
 Securities                  8,067             0         516        7,551
Federal Reserve Bank
 and FHLB Stock              1,602             0           0        1,602

                           $32,604            $0        $745      $31,859

The amortized cost, gross unrealized holding gains and losses and estimated market values of securities-held-to-maturity at September 30, 1995 and December 31, 1994 are as follows:

                                    Securities-Held-to-Maturity
                                      (in thousands of dollars)
                                           Gross         Gross
                                      Unrealized    Unrealized
                         Amortized       Holding       Holding      Market
September 30, 1995            Cost         Gains        Losses       Value
U.S. Government
 Securities                $ 5,247        $ 53          $  1       $ 5,299
Mortgage Backed
 Securities                 15,546         137           165        15,518

                           $20,793        $190          $166       $20,817

                                    Securities-Held-to-Maturity
                                      (in thousands of dollars)
                                           Gross         Gross
                                      Unrealized    Unrealized
                         Amortized       Holding       Holding      Market
December 31, 1994             Cost         Gains        Losses       Value
U.S. Government
 Securities                $ 1,250       $    0        $   28      $ 1,222
Mortgage Backed
 Securities                 17,525            0           784       16,741

                           $18,775       $    0        $  812      $17,963

At September 30, 1995, U.S. government securities with a market value totaling $8,207,000 and $2,010,000, which are classified as available-for-sale, are scheduled to mature in less than one year and between one and five years, respectively. Mortgage backed securities with a market value of $7,072,000 at September 30, 1995, which are classified as available-for-sale, mature in greater than ten years. U.S. government securities with an amortized cost of $1,250,000 and $3,997,000 classified as held-to-maturity at September 30, 1995, are scheduled to mature in less than one year and between one and five years, respectively. Mortgage backed securities with an amortized cost of $12,153,000 and $3,393,000, at September 30, 1995, classified as held to maturity, mature in one to five years and after ten years, respectively.

Note C.  Commitments and Contingencies

In the ordinary course of business, the Banks enter into various commitments to make loans or extend credit in the form of lease financing arrangements or to provide lines of credit to customers. At September 30, 1995, the Banks had outstanding loan commitments of $27,627,000, letters of credit outstanding in the amount of $2,537,000, and available credit to credit card customers totaling $5,699,000.

Note D.  Lease Commitments

The Company has commitments for non-cancelable operating leases of premises and equipment. Rental payments, net of sublease income, on such non-cancelable leases for the nine months ended September 30, 1995 and 1994 were $1,165,000 and $1,170,000, respectively.

Note E.  Income Tax Provisions

During the third quarter of 1995, the amount of income tax provisions that would have been necessary was fully offset by a reduction of the valuation allowance on the Company's net deferred tax asset. At September 30, 1995, deferred tax assets of approximately $2.5 million are reserved by this valuation allowance. Amounts provided for income taxes are based on the income or loss reported in the consolidated financial statements at current tax rates. Such amounts include taxes deferred to future periods resulting from temporary differences in the recognition of items for tax and financial statement purposes.

Note F.  Stock Dividend and Income Per Share

Income per share data is calculated using the weighted average number of shares of common stock and common stock equivalents outstanding. Stock options are considered to be common stock equivalents except when their effect is anti-dilutive. The weighted average number of shares used to compute income per share for the three and nine months ended September 30, 1995 were 9,069,925 and 7,168,218, respectively. In accordance with Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the 1995 weighted average number of shares do not include 185,840 shares that are considered unallocated by the Company's Employee Stock Ownership Plan. These shares were considered to be outstanding in previous years. The weighted average number of shares for the both the three and nine months ended September 30, 1994 were 6,333,835.

Note G.  Statement of Cash Flows

For the three months ended September 30, 1995 and 1994, the Company paid cash totaling approximately $1,592,000 and $1,522,000 in interest, respectively. For the nine months ended September 30, 1995 and 1994, the Company paid cash totaling approximately $4,707,000 and $4,780,000 in interest, respectively. The Company paid $nil and $328,000 in income taxes during the three and nine months ended September 30, 1995. The Company paid no income taxes in 1994. The Company acquired $2,181,000 and $4,123,000, and $1,575,000 and $6,063,000, respectively, in real estate owned through foreclosures during the three and nine months ended September 30, 1995 and 1994, respectively.

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

The following information relates to the recorded investment in loans that meet the definition of an impaired loan per SFAS No. 114 at September 30, 1995.


(dollars in thousands)
                            The Amount of the      The Amount of the
                           Recorded Investment    Recorded Investment
 Total Recorded            for Which There Is a   for Which There Is No
Investment in the         Related Allowance for  Related Allowance for
 Impaired Loans               Credit Losses          Credit Losses

$      5,255                $   5,255             $     nil

For the three and nine months ended September 30, 1995, the Company's average investment in impaired loans noted above was $9,241,000 and $10,150,000, respectively. During both the three and nine months ended September 30, 1995, $nil interest income was recognized on impaired loans.

The following is a summary of the activity in the loan loss reserve:

(dollars in thousands)
                            Three Months     Nine Months       Year
                            Ended            Ended             Ended
                            September 30     September 30      December 31
                            1995             1995              1994
Balance at the beginning
  of the period             $ 6,617        $ 8,261           $ 14,313
Provision charged to
  expense                      (100)           410              3,825
Loans charged off              (853)        (3,214)           (10,439)
Recoveries on loans
  previously charged off         89            296                562
Balance at the end
  of the period             $ 5,753        $ 5,753           $  8,261

                                Part 1, Item 2
               VENTURA COUNTY NATIONAL BANCORP AND SUBSIDIARIES
          Management's Discussion And Analysis Of Financial Condition
                           And Results Of Operations

The following presents management's discussion and analysis of the consolidated financial condition and operating results of Ventura County National Bancorp (separately "Parent" and, with its subsidiaries on a consolidated basis, the "Company"), and its subsidiaries as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994. The discussion should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto.

General

At September 30, 1995, the Company had total assets of $255,883,000 and net income of $650,000 or $0.07 per share and net income of $1,447,000 or $.20 per share for the three and nine months ended September 30, 1995, respectively, as compared to total assets of $257,755,000 at December 31, 1994 and a net income
(loss) of $565,000 or $0.09 per share and ($312,000) or ($0.05) per share for the three and nine months ended September 30, 1994, respectively. The 1995 improvement in operating results was primarily attributable to reduced other expenses and a significant decrease in the provision for loan losses.

Total nonperforming assets decreased to $8,976,000 at September 30, 1995 from $11,169,000 at December 31, 1994, due primarily to the reduction in non-accrual loans during the first nine months of 1995. The Company continues to aggressively pursue strategies for reducing nonperforming and classified assets.

Net Interest Income and Net Interest Margin

For the nine months ended September 30, 1995, net interest income decreased by $922,000, or 7.8%, from $11,782,000 at September 30, 1994. The 1995 decrease in net interest income was due primarily to a 13.8% decrease in loan interest income for the comparative periods. From September 30, 1994 to September 30, 1995, total average loans decreased $25 million, or 13.5%, from $185,642,000 to $160,803,000. The decrease was partially offset by increased average balances of investment securities, together with higher yields on earning assets in the recent rising rate environment. Average investment securities were $45 million and $35 million for the nine months ended September 30, 1995 and 1994, respectively.

Interest expense increased by $20,000 or .4% for the first nine months of 1995, as compared to the corresponding period of 1994. The increase in interest expense was primarily a result of an increase in the cost of funds from 2.23% for the period ended September 30, 1994 to 2.78% for the period ended September 30,

1995 which was offset by a decrease in average interest bearing deposits of $38 million. In addition, interest expense was also affected by a change in the mix of interest-bearing liabilities. Average noninterest bearing deposits as a percent of total average deposits increased from 26.7% for the nine months ended September 30, 1994 to 28.3% for the nine months ended September 30, 1995.

Despite the decrease in interest income, the net interest margin improved from 5.44% to 6.21%, due to the yield on interest earning assets which increased by a greater amount than the cost of funds from September 30, 1994 to September 30, 1995. Additionally, the reduction in the volume of average interest bearing liabilities exceeded the reduction in interest earning assets.

Net interest income decreased by $371,000 or 9.2% to $3,637,000 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 for the reasons noted above.

Other Income

Other income decreased $2,026,000 to $1,664,000 for the nine months ended September 30, 1995, a 54.9% decrease over the corresponding period in 1994. Loan fees decreased from $127,000 for the nine months ended September 30, 1994 to $78,000 for the nine months ended September 30, 1995, reflective of a significant decrease in income from mortgage loan originations and servicing. The Company sold its mortgage servicing rights in May, 1994, and also sold its mortgage origination unit in June, 1994. Other fee income decreased from $2,344,000 to $654,000 for the nine months ended September 30, 1994 and 1995, respectively, due to the gain on the sale of mortgage servicing rights, recorded in May 1994, totaling $1,443,000 and the gain on sale of the merchant card portfolio, recorded in March 1994, totaling $175,000. Service charges on deposit accounts decreased $224,000, or 23.9% to $713,000 for the nine months ended September 30, 1995, as compared to the corresponding period in 1994, as a result of the lower deposit levels noted above. Miscellaneous fee income decreased from $282,000 for the nine months ended September 30, 1994 to $219,000 for the nine months ended September 30, 1995 due to the reduction of merchant card income resulting from the sale of that portfolio as mentioned above.

Total other income increased $33,000 to $624,000 for the three months ended September 30, 1995, which represents a 5.6% increase from the corresponding period of 1994. The increase is due primarily to the receipt of a legal settlement which was partially offset by a reduction in service charges due to the decrease in deposit accounts noted above.

Other Expenses

Total other expenses decreased from $12,220,000 to $10,637,000 for the nine months ended September 30, 1994 and 1995, respectively. The $1,583,000, or 13%, decrease was primarily attributable to a reduction in the other real estate owned expense of $286,000 due to gains on sales of several properties. In addition, occupancy costs, appraisal fees, legal expenses and FDIC assessments decreased $319,000, $209,000, $166,000 and $211,000 respectively for the nine months ended September 30, 1995, as compared to the nine months ended September 30, 1994.

Total other expenses increased $122,000 from $3,559,000 to $3,681,000 for the three months ended September 30, 1995, as compared to the three months ended September 30, 1994. Increased salaries and benefits expense comprise the majority of this increase due in part to severance payments.

The net REO expense and writedowns totaled $73,000 and ($9,000) and ($97,000) and $277,000 for the three and nine months ended September 30, 1995 and 1994, respectively. The 1995 amounts reflect gains on sales of other real estate owned.

Total other expense expressed as a percentage of net interest income plus other income, commonly referred to as the efficiency ratio, was 86.38% and 77.4% for the three months ended September 30, 1995 and 1994, respectively. The efficiency ratio was 84.93% and 78.98% for the nine months ended September 30, 1995.

Provision for Loan Losses

For the nine months ended September 30, 1995 and 1994, the Company recorded $410,000 and $3,275,000 respectively, as provision for loan losses. The Company's provision for loan losses during the third quarter of 1995 was ($100,000) compared to $400,000 during the third quarter of 1994. The 1995 decrease in loan loss provision corresponds to the $12 million decrease in classified loans, from $31 million at September 30, 1994 to $19 million at September 30, 1995, an improvement of 38.4%.

Loan Loss Reserve and Non Performing Loans

The Company maintains a loan loss reserve which it believes is adequate to cover the risk of loss in the loan and lease portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of September 30, 1995 is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses that cannot be reasonably predicted at this time.

At September 30, 1995, the loan loss reserve was $5,753,000 as compared to $8,261,000 at December 31, 1994. The ratio of the loan loss reserve to total outstanding loans and leases was 3.64% at September 30, 1995 and 4.92% at December 31, 1994. The coverage ratio, or the ratio of loan loss reserves to non-performing assets, was 64.09% and 74.0% at September 30, 1995 and December 31, 1994, respectively. Despite the decrease in the coverage ratio, management believes the loan loss reserve is adequate. Loans charged off during the three and nine months ended September 30, 1995 were $853,000 and $3,214,000, respectively, while loan recoveries totaled $89,000 and $296,000 during the same periods. Loans charged off during the three and nine months ended September 30, 1994 were $1,323,000 and $8,913,000 while loan recoveries totaled $184,000 and $355,000, respectively during the same periods.

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

As of September 30, 1995, and December 31, 1994, the Company had TDRs totaling $4,032,000 and $1,968,000, respectively, of which $2,572,000 and $1,966,000, respectively, were performing.

Loans are automatically placed on non-accrual status when principal or interest payments are past due greater than 90 days, unless the loan is an SBA guaranteed loan and a deferral period has been negotiated. If the loan is in the process of imminent collection in the normal course of business, the Company may continue to accrue interest. Loans are placed on non- accrual status earlier, if there is doubt as to the collectability of any amounts due according to the contractual terms of the loan agreement. At September 30, 1995 and December 31, 1994, the Company had $nil and $331,000, respectively, in loans past due greater than 90 days and still accruing interest and non-accrual loans of $4,540,000 and $7,612,000, respectively.

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

At September 30, 1995, the Company's total investment in and quarterly average balance of impaired loans was $5,255,000 and $9,240,000, respectively. During the nine months ended September 30, 1995, $nil interest income was recognized on impaired loans.

Financial Condition

Total assets at September 30, 1995 decreased $1.8 million or .72% from December 31, 1994. Loans and leases decreased $9.9 million or 5.9% from prior year end, primarily due to construction and other loan payoffs and sales of loans. Investment securities decreased by $11.1 million or 22%. These decreases were partially offset by increases in cash and due from banks and federal funds sold totaling $9.1 million, or 80%, and $6.4 million or 23.7%, respectively.

The Company's REO balances increased from $2,346,000 at December 31, 1994 to $2,859,000 at September 30, 1995. The increase in REO reflects the sale of 7 properties offset by the repossession of 10 properties. At September 30, 1995, the Company's REO consisted of 4 commercial properties with book values totaling $2,004,000 and 4 parcels of land zoned for residential purposes totaling $855,000.

Fixed assets, net of depreciation, increased from $1,917,000 at December 31, 1994 to $2,315,000 at September 30, 1995 due to the purchase of an office building and related improvements for one of the Company's banking branches which was offset by increased accumulated depreciation and amortization.

Total deposits at September 30, 1995 decreased $10 million or 4.3% from December 31, 1994, due primarily to the run-off of institutional and other certificates of deposit in an attempt to improve the core deposit base and reduce potentially volatile liabilities. Non-interest bearing demand deposits decreased $45,000, savings and interest bearing demand deposits decreased $2.3 million or 2.8%, and time certificates of deposit decreased $7.9 million or 8.9%.

Stockholder's equity increased due to the completion of the rights offering during the second quarter of 1995.


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

The Banks maintain a level of liquidity that they consider adequate to meet their current needs. The Banks' principal sources of cash include incoming deposits, repayment of loans and conversion of investment securities. When cash requirements increase faster than cash is generated, either through increased loan demand or withdrawal of deposited funds, the Banks can arrange for the sale of loans and investments and access their Federal Funds lines of credit with correspondent banks or lines of credit with federal agencies.

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (cash and cash equivalents, federal funds sold, interest bearing deposits with other financial institutions and investment securities, less investment securities held to maturity, pledged securities, and outgoing cash letter) as a percentage of average assets of the Company during the nine months ended September 30, 1995 was 27.47% as compared to 22.47% for the corresponding period in 1994. The average loan to deposit ratios for the Company for September, 1995 and December, 1994 were 71.31% and 67.6%, respectively. The decrease in the liquidity ratio is the result of a decrease in investment securities and an increase in pledged securities as compared to the same period during 1994.

Although liability management is the key to liquidity management in the short-term, long-term planning for both assets and liabilities is necessary to manage net yields. To the extent maturities of assets and liabilities do not match in a changing rate environment, net yields may be affected.

From December, 1994 to September, 1995, total average interest earning assets decreased from $277,612,000 to $231,870,000, a decrease of 16.5%, and average interest bearing liabilities decreased from $197,658,000 to $157,953,000, or 20%. The ratio of average rate sensitive assets to rate sensitive liabilities was 1.4 for September, 1995 and December, 1994.

Since 50% of interest earning assets have variable interest rate structures and therefore reprice immediately upon a change in prime rate, a rising interest rate environment results in net interest margin improvement for the Company, as assets reprice faster than liabilities. In a relatively stable interest rate environment, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 37% of the variable rate loans to mitigate the effect on net interest margin if interest rates decline.

Parent is a legal entity, separate and distinct from its subsidiaries, and it must separately meet its liquidity needs. Aside from raising capital on its own behalf or borrowing from outside sources, Parent may receive additional funds through dividends paid by, and fees from services provided to its subsidiaries. Future cash dividends paid to Parent by its subsidiaries will depend on each subsidiary's future profitability, capital requirements and other factors. There was a $3 million increase in cash and short term liquid investments at the Parent company level from December 31, 1994 to September 30, 1995, as the Company successfully completed a rights offering during the second quarter of 1995. As discussed further in the section entitled "Regulatory Agreements" the Company and both Banks were substantially in compliance with the provisions of their respective Regulatory Agreements as of September 30, 1995. One requirement of VCNB's Formal Agreement was to seek reimbursement of $3.3 million in connection with interest paid to Parent on deposits of funds generated by commercial paper sales. The Parent applied a substantial portion of the rights offering proceeds to such reimbursement. A portion of the rights offering net proceeds was utilized to repay the notes payable that were outstanding at December 31, 1995 during the third quarter of 1995.

Inflation

The assets and liabilities of the Company, except for fixed assets, are virtually all monetary items. Since the Company maintains a small portion of its total assets in fixed assets, 0.9% at September 30, 1995 and 0.7% at December 31, 1994, respectively, the potential for inflated earnings resulting from understated depreciation charges is minimal. High inflation rates could impact other expense items, such as salaries and occupancy expense.

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

The following sets forth the capital ratios for the Company and each of the Banks at September 30, 1995 and December 31, 1994:

Consolidated Company                               September 30,             December 31,
                                                        1995                    1994
Company<F1>
Risk-Based Capital Ratio                               18.04%                     12.61%
Tier 1 Capital Ratio                                   16.77%                     11.32%
Leverage Ratio                                         10.81%                      7.53%
VCNB
Risk-Based Capital Ratio                               17.63%                     12.21%
Tier 1 Capital Ratio                                   16.35%                     10.92%
Leverage Ratio                                         10.28%                      7.21%
Frontier<F1>
Risk-Based Capital Ratio                               14.88%                     13.57%
Tier 1 Capital Ratio                                   13.61%                     12.29%
Leverage Ratio                                          9.38%                      8.32%

<F1>  In accordance with recent guidance from the Federal Financial Institutions
Examination Council, regulatory capital includes $702,000 and $756,000, at September 30, 1995 and December 31, 1994, respectively, which represents the unamortized balance of a cumulative effect adjustment to record an intangible servicing asset. This adjustment is not reflected in the accompanying financial statements prepared in accordance with generally accepted accounting principles.


The Company completed a rights offering to shareholders for which gross proceeds of $6,500,000 were wired to the Parent on June 29, 1995. 2,888,888 shares were issued in connection with this transaction and the net proceeds amounted to $5,668,000. A substantial portion of the net proceeds of the offering were paid to VCNB for reimbursement of $3.3 million in connection with interest paid to Parent on deposits of funds generated by commercial paper sales.

Regulatory Agreements

VCNB entered into a Formal Agreement with the OCC on March 19, 1993 and Frontier entered into a Consent Order with the OCC on March 29, 1993. The significant common requirements of the Formal Agreement and the Consent Order for VCNB and Frontier include conducting a program to evaluate and improve board supervision and management, developing a program designed to improve loan administration, developing a program regarding asset diversification, obtaining current credit information on any loans lacking such information, reviewing and revising loan policy, establishing an independent loan review program, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend. In addition, the Consent Order requires that Frontier maintain as of May 31, 1993, and beyond, a Tier 1 capital ratio of 9.50% and a leverage ratio of 7.00%, respectively.

The Formal Agreement, which was amended on February 3, 1994, required VCNB to achieve a Tier 1 capital ratio of 12.00% and a leverage ratio of 7.00% by September 30, 1994. In addition, the Formal Agreement amendment requires VCNB to seek reimbursement for all interest paid by VCNB to Parent in connection with a deposit account at VCNB which was related to the issuance of commercial paper. Toward that end, the Company completed a rights offering of $6,500,000 as discussed more fully above. $3.3 million of the net proceeds was paid to VCNB as reimbursement of the interest on the commercial paper program as required by the Formal Agreement. The Company believes that this $3.3 contribution satisfies the reimbursement requirement. As long as the Formal Agreement is in effect, VCNB may not make any distribution, payment or dividend to Parent without the prior written consent of the OCC.

The Company entered into a Memorandum of Understanding (MOU) with The Federal Reserve Bank of San Francisco (FRBSF) on March 19, 1994. The significant requirements of the MOU include submitting a program to improve the financial condition of the Banks, evaluating and improving board supervision and management, exiting the commercial paper market, complying with Federal Reserve policy regarding management or service fees assessed by the Holding Company and paid by the Banks and implementing steps to improve the effectiveness of the audit and credit review functions. The MOU further restricts the Company from declaring or paying a dividend, incurring any debt, adding or replacing a director or senior executive or repurchasing Company stock without the prior approval of the FRBSF. The MOU also requires the Company's board of directors to establish a committee to monitor compliance with the MOU and ensure that quarterly written progress reports detailing the form and manner of all actions taken to attain compliance with the MOU are submitted.

VCNB, Frontier and the Company are in compliance with or in the process of complying with all of the items required under the Formal Agreement, Consent Order and MOU, respectively. Any non-compliance with the requirements of the Formal Agreement, Consent Order or MOU could result in penalties or further regulatory restrictions.

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

Date      November 14, 1995                      By:
                                                  /s/ Richard S. Cupp
                                                 -----------------------------
                                                    Richard S. Cupp
                                                    President/Chief
                                                    Executive Officer


Date      November 14, 1995                      By:
                                                 /s/ Simone Lagomarsino
                                                 -----------------------------
                                                    Simone Lagomarsino
                                                    Chief Financial
                                                    Officer