Form 10-K
period 1995-12-31
VENTURA COUNTY NATIONAL BANCORP
filed 1996-03-28
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the year ended December 31, 1995    Commission File No.  0-15814

                        VENTURA COUNTY NATIONAL BANCORP
            (Exact Name of Registrant as Specified in its Charter)

            California                                                 77-00038387
       (State or Other Jurisdiction of                       (I.R.S. Employer ID. Number)
       Incorporation or Reorganization)

       500 Esplanade Drive, Oxnard, California                                   93030
       (Address of Principal Executive Offices)                                (Zip Code)

       Registrant's Telephone Number, Including Area Code                   (805)981-2600

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                              -------------------
                          Common Stock, no par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

There were 9,228,723 shares of Common Stock, no par value, issued and
outstanding as of March 19, 1996.   The aggregate market value of such shares
held by nonaffiliates was $28,989,120 as of March 19, 1996.

_______________________________
Documents Incorporated by Reference:
Part II.  Items 5,6,7,8 and 9, 1995 Annual Report to Shareholders
Part III.  Items 10,11,12, and 13, Proxy Statement for 1996 Meeting

                        VENTURA COUNTY NATIONAL BANCORP

                                   FORM 10-K

                                     INDEX

                                                                       PAGES
PART I

       ITEM 1.   Business                                               3

       ITEM 2.   Properties                                            20

       ITEM 3.   Legal Proceedings                                     20

       ITEM 4.   Submission of Matters to a Vote of Security Holders   21

PART II

       ITEM 5.   Market for Registrant's Common Equity and Related
                 Stockholder Matters                                   21

       ITEM 6.   Selected Financial Data                               21

       ITEM 7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         21

       ITEM 8.   Financial Statements and Supplementary Data           21

       ITEM 9.   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                   21

PART III

       ITEM 10.  Directors and Executive Officers of the Registrant    22

       ITEM 11.  Executive Compensation                                22

       ITEM 12.  Security Ownership of Certain Beneficial Owners
                 and Management                                        22

       ITEM 13.  Certain Relationships and Related Transactions        22

PART IV

       ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
                 on Form 8-K                                           23

                 Signatures                                            24

Part I
------

Item 1.  Business
-----------------

General
-------

The Company is a registered bank holding company conducting business through its two subsidiary banks, Ventura County National Bank ("Ventura") and Frontier Bank, N.A. ("Frontier"). (Ventura and Frontier are sometimes collectively referred to herein as the "Banks"). At December 31, 1995, the Company had total consolidated assets of $267.8 million, total consolidated deposits of $236.1 million and total consolidated shareholders' equity of $29.5 million. The principal executive offices of the Company are located at 500 Esplanade Drive, Oxnard, California 93030, and its telephone number at that address is (805) 981-2600.

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

Bank of America, N.T. & S.A. and First Interstate Bank of California are the dominant competitors in both Ventura and Frontier's market areas. First Interstate Bank of California and Wells Fargo & Company have received regulatory approval for a merger and the resulting institution will likely be a dominant competitor in the market areas of both Banks. As of most recent data available, Ventura had approximately 5% of total bank deposits in Ventura County, while Frontier's share of total bank deposits in Orange County was 0.17% and Los Angeles County was 0.8%.

Effect of Governmental Policies and Recent Legislation
------------------------------------------------------

          Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Banks on their deposits and their other borrowings and the interest rate received by the Banks on loans extended to their customers and securities held in the Banks' portfolios comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Banks. Accordingly, the earnings and growth of the Company are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

          The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

          From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The Financial Services Modernization Act recently proposed in the House of Representatives would generally permit banks to expand activities further into the areas of securities and insurance, and would reduce the regulatory and paperwork burden that currently affects banks. Additionally, the proposed legislation would force the conversion of savings and loan holding companies into bank holding companies, although unitary savings and loan holding companies authorized to engage in activities as of January 1, 1995 would be exempted. Similar legislation has also been proposed in the Senate. In addition, legislation was recently introduced in Congress that would merge the deposit insurance funds applicable to commercial banks and savings associations and impose a one-time assessment on savings associations to recapitalize the deposit insurance fund applicable to savings associations. The likelihood of any major legislative changes and the impact such changes might have on the Company are impossible to predict. See "Item 1. Business - Supervision and Regulation."

Supervision and Regulation
--------------------------

          Bank holding companies and banks are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws which relate to the regulation of the Company and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

          The Company
          -----------

          The Company, as a registered bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHC Act. The Federal Reserve Board may conduct examinations of the Company and its subsidiaries.

          The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

          Under the BHC Act and regulations adopted by the Federal Reserve Board, a bank holding company and its nonbanking subsidiaries are prohibited from requiring certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. Further, the Company is required by the Federal Reserve Board to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

          The Company is required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

          The Company is prohibited by the BHC Act, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company, subject to the prior approval of the Federal Reserve Board, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making any such determination, the Federal Reserve Board is required to consider whether the performance of such activities by the Company or an affiliate can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between activities commenced de
                                                                              --
novo and activities commenced by acquisition, in whole or in part, of a going
----
concern.

          Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both. This doctrine has become known as the "source of strength" doctrine. Although the United States Court of Appeals for the Fifth Circuit found the Federal Reserve Board's source of strength doctrine invalid in 1990, stating that the Federal Reserve Board had no authority to assert the doctrine under the BHC Act, the decision, which is not binding on federal courts outside the Fifth Circuit, was recently reversed by the United States Supreme Court on procedural grounds. The validity of the source of strength doctrine is likely to continue to be the subject of litigation until definitively resolved by the courts or by Congress.

          The Company is also a bank holding company within the meaning of
Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California State Banking Department. Regulations have not been adopted to implement the powers of the California Superintendent of Banks under this statute.

          Finally, the Company is subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended, including but not limited to, filing annual, quarterly and other current reports with the Securities and Exchange Commission.

          The Banks
          ---------

          The Banks, as national banking associations, are subject to primary supervision, examination and regulation by the Office of the Comptroller of the Currency (the "OCC"). If, as a result of an examination of either Bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the OCC. Such remedies include the power to enjoin "unsafe or unsound practices," to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, and to remove officers and directors. The FDIC has similar enforcement authority, in addition to its authority to terminate a Bank's deposit insurance in the absence of action by the OCC and upon a finding that a Bank is in an unsafe or unsound condition, is engaging in unsafe or unsound activities, or that its conduct poses a risk to the deposit insurance fund or may prejudice the interest of its depositors.

          The deposits of the Banks are insured by the FDIC in the manner and to the extent provided by law. For this protection, each Bank pays a semi-annual statutory assessment and is subject to certain of the rules and regulations of the FDIC. See "Item 1. Business - Supervision and Regulation -- Premiums for Deposit Insurance." The Banks are also subject to certain regulations of the Federal Reserve Board and applicable provisions of California law, insofar as they do not conflict with or are not preempted by federal banking law.

          Various other requirements and restrictions under the laws of the United States and the State of California affect the operations of the Banks. Federal and California statutes and regulations relate to many aspects of the Banks' operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements and disclosure obligations to depositors and borrowers. Further, the Banks are required to maintain certain levels of capital. See "Item 1. Business - Supervision and Regulation - Capital Standards."

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

          Restrictions on Transfers of Funds to the Company by the Banks
          --------------------------------------------------------------

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

          The Company is a legal entity separate and distinct from the Banks. The Company's ability to pay cash dividends is limited by state law. At present, substantially all of the Company's revenues, including funds available for the payment of dividends and other operating expenses, are earnings on investment of cash at the parent Company. In the future, the Company's ability to pay cash dividends will depend primarily on dividends paid by the Banks.

          There are statutory and regulatory limitations on the amount of dividends which may be paid to the Company by the Banks. The prior approval of the Comptroller is required if the total of all dividends declared by a national bank in any calendar year exceeds the bank's net profits (as defined) for that year combined with its retained net profits (as defined) for the preceding two years, less any transfers to surplus. Under the prompt corrective action rules of the Federal Deposit Insurance Corporation Improvement Act, no depository institution, such as the Banks, may issue a dividend or pay a management fee if it would cause the institution to become undercapitalized. Additionally, a bank holding company controlling a significantly undercapitalized institution may not make any capital distributions without the prior approval of the Federal Reserve Board. Other supervisory actions may be taken against institutions that are significantly undercapitalized, as well as undercapitalized institutions that fail to submit an acceptable capital restoration plan as required by law or that fail in any material respect to implement an accepted plan. See "Supervision and Regulation -- Prompt Corrective Action and Other Enforcement Mechanisms."

          The OCC has authority to prohibit the Banks from engaging in activities that, in the OCC's opinion, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the Bank in question and other factors, that the OCC could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the OCC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Banks or the Company may pay. See "Item 1. Business - Supervision and Regulation - Prompt Corrective Regulatory Action and Other Enforcement Mechanisms" and - "Capital Standards" for a discussion of these additional restrictions on capital distributions.

          Frontier is currently prohibited by the terms of its Consent Order with the OCC from paying any dividends without the prior consent of the OCC. See "Supervision and Regulation -- Potential and Existing Enforcement Actions." At December 31, 1995, Ventura had $ 4.8 million in retained net profits available for the payment of cash dividends.

          The Banks are subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or other affiliates, the purchase of or investments in stock or other securities thereof, the taking of such securities as collateral for loans and the purchase of assets of the Company or other affiliates. Such restrictions prevent the Company and such other affiliates from borrowing from the Banks unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Banks to or in the Company or to or in any other affiliate is limited to 10% of each Banks' capital and surplus (as defined by federal regulations) and such secured loans and investments are limited, in the aggregate, to 20% of each Banks' capital and surplus (as defined by federal regulations). Additional restrictions on transactions with affiliates may be imposed on the Banks under the prompt corrective action provisions of federal law. See "Item 1. Business -Supervision and Regulation - Prompt Corrective Action and Other Enforcement Mechanisms."

          Capital Standards
          -----------------

          The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

          A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, noncumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

          In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 100 to 200 basis points above the 3% minimum, or 4% to 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

          In August 1995, the federal banking agencies adopted final regulations specifying that the agencies will include, in their evaluations of a bank's capital adequacy, an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The final regulations, however, do not include a measurement framework for assessing the level of a bank's exposure to interest rate risk, which is the subject of a proposed policy statement issued by the federal banking agencies concurrently with the final regulations. The proposal would measure interest rate risk in relation to the effect of a 200 basis point change in market interest rates on the economic value of a bank. Banks with high levels of measured exposure or weak management systems generally will be required to hold additional capital for interest rate risk. The specific amount of capital that may be needed would be determined on a case-by-case basis by the examiner and the appropriate federal banking agency. Because this proposal has only recently been issued, the Company currently is unable to predict the impact of the proposal on the Banks if the policy statement is adopted as proposed.

          In January 1995, the federal banking agencies issued a final rule relating to capital standards and the risks arising from the concentration of credit and nontraditional activities. Institutions which have significant amounts of their assets concentrated in high risk loans or nontraditional banking activities and who fail to adequately manage these risks, will be required to set aside capital in excess of the regulatory minimums. The federal banking agencies have not imposed any quantitative assessment for determining when these risks are significant, but have identified these issues as important factors they will review in assessing an individual bank's capital adequacy.

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

          Federally supervised banks and savings associations are currently required to report deferred tax assets in accordance with SFAS No. 109. The federal banking agencies recently issued final rules, effective April 1, 1995, which limit the amount of deferred tax assets that are allowable in computing an institution's regulatory capital. The standard has been in effect on an interim basis since March 1993. Deferred tax assets that can be realized for taxes paid in prior carryback years and from future reversals of existing taxable temporary differences are generally not limited. Deferred tax assets that can only be realized through future taxable earnings are limited for regulatory capital purposes to the lesser of (i) the amount that can be realized within one year of the quarter-end report date, or (ii) 10% of Tier 1 Capital. The amount of any deferred tax in excess of this limit would be excluded from Tier 1 Capital and total assets for regulatory capital calculations.

          Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Banks to grow and could restrict the amount of profits, if any, available for the payment of dividends.

------------------------------------------------------------------------------------------------------
as of December 31, 1995                    Ventura                   Frontier
------------------------------------------------------------------------------------------------------
                                                                                            MINIMUM
                                       AMOUNT       RATIO       AMOUNT       RATIO      REQUIREMENT
------------------------------------------------------------------------------------------------------
Leverage capital ratio             $  17,709      10.03%   $     8,289      9,80%            4.00%
Tier 1 risk-based capital ratio    $  17,709      15.97%   $     8,289     13.78%            4.00%
Total risk-based capital ratio     $  19,126      17.25%   $     9,051     15.04%            8.00%
------------------------------------------------------------------------------------------------------

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

          In September 1992, the federal banking agencies issued uniform final regulations implementing the prompt corrective action provisions of federal law. An insured depository institution generally will be classified in the following categories based on capital measures indicated below:

          "Well capitalized"                          "Adequately capitalized"
          -----------------                            ----------------------
          Total risk-based capital of 10%;            Total risk-based capital of 8%;
          Tier 1 risk-based capital of 6%; and        Tier 1 risk-based capital of 4%; and
          Leverage ratio of 5%.                       Leverage ratio of 4% (3% if the
                                                      institution receives the highest
                                                      rating from its primary regulator)

         "Undercapitalized"                           "Significantly undercapitalized"
          ----------------                            ------------------------------
          Total risk-based capital less than 8%;      Total risk-based capital less than 6%;
          Tier 1 risk-based capital less than 4%;     Tier 1 risk-based capital less than 3%; or
          or or Leverage ratio less than 4% (3%       Leverage ratio less than 3%.
          if the institution receives the highest
          rating from its primary regulator)

         "Critically undercapitalized"
          ---------------------------
          Tangible equity to total assets less than 2%.

          An institution that, based upon its capital levels, is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratio actually warrants such treatment.

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

          Safety and Soundness Standards
          ------------------------------

          In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by FDICIA. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

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

          Premiums for Deposit Insurance
          ------------------------------

          Federal law has established several mechanisms to increase funds to protect deposits insured by the Bank Insurance Fund ("BIF") administered by the FDIC. The FDIC is authorized to borrow up to $30 billion from the United States Treasury; up to 90% of the fair market value of assets of institutions acquired by the FDIC as receiver from the Federal Financing Bank; and from depository institutions that are members of the BIF. Any borrowings not repaid by asset sales are to be repaid through insurance premiums assessed to member institutions. Such premiums must be sufficient to repay any borrowed funds within 15 years and provide insurance fund reserves of $1.25 for each $100 of insured deposits. The result of these provisions is that the assessment rate on deposits of BIF members could increase in the future. The FDIC also has authority to impose special assessments against insured deposits.

          The FDIC implemented a final risk-based assessment system, as required by FDICIA, effective January 1, 1994, under which an institution's premium assessment is based on the probability that the deposit insurance fund will incur a loss with respect to the institution, the likely amount of any such loss, and the revenue needs of the deposit insurance fund. As long as BIF's reserve ratio is less than a specified "designated reserve ratio," 1.25%, the total amount raised from BIF members by the risk-based assessment system may not be less than the amount that would be raised if the assessment rate for all BIF members were .023% of deposits. On August 8, 1995, the FDIC announced that the designated reserve ratio had been achieved and, accordingly, issued final regulations adopting an assessment rate schedule for BIF members of 4 to 31 basis points effective on June 1, 1995. On November 14, 1995, the FDIC further reduced deposit insurance premiums to a range of 0 to 27 basis points effective for the semi-annual period beginning January 1, 1996.

          Under the risk-based assessment system, a BIF member institution such as the Banks is categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three categories based on supervisory evaluations by its primary federal regulator (in the Bank's case, the FDIC). The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well-capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The BIF assessment rates are summarized below; assessment figures are expressed in terms of cents per $100 in deposits.


           Assessment Rates Effective Through the First Half of 1995

                                                            Group A            Group B          Group C
                                                            -------------------------------------------

     Well Capitalized......................................    23                26               29
     Adequately Capitalized................................    26                29               30
     Undercapitalized......................................    29                30               31

                                    Assessment Rates Effective through the Second Half of 1995
                                                            Group A            Group B          Group C
                                                            -------------------------------------------
     Well Capitalized......................................     4                 7               21
     Adequately Capitalized................................     7                14               28
     Undercapitalized......................................    14                28               31

                                            Assessment Rates Effective January 1, 1996
                                                            Group A            Group B          Group C
                                                            -------------------------------------------
     Well Capitalized......................................     0*                3               17
     Adequately Capitalized................................     3                10               24
     Undercapitalized......................................    10                24               27

     *Subject to a statutory minimum assessment of $1,000 per semi-annual period (which also applies to all other assessment risk classifications).

     A number of proposals have recently been introduced in Congress to address the disparity in bank and thrift deposit insurance premiums. On September 19, 1995, legislation was introduced and referred to the House Banking Committee that would, among other things: (i) impose a requirement on all SAIF member institutions to fully recapitalize the SAIF by paying a one-time special assessment of approximately 85 basis points on all assessable deposits as of March 31, 1995, which assessment would be due as of January 1, 1996; (ii) spread the responsibility for FICO interest payments across all FDIC-insured institutions on a pro-rata basis, subject to certain exceptions; (iii) require that deposit insurance premium assessment rates applicable to SAIF member institutions be no less than deposit insurance premium assessment rates applicable to BIF member institutions; (iv) provide for a merger of the BIF and the SAIF as of January 1, 1998; (v) require savings associations to convert to state or national bank charters by January 1, 1998; (vi) require savings associations to divest any activities not permissible for commercial banks within five years; (vii) eliminate the bad-debt reserve deduction for savings associations, although savings associations would not be required to recapture into income their accumulated bad-debt reserves; (viii) provide for the conversion of savings and loan holding companies into bank holding companies as of January 1, 1998, although unitary savings and loan holding companies authorized to engage in activities as of September 13, 1995 would have such authority grandfathered (subject to certain limitations); and (ix) abolish the OTS and transfer the OTS' regulatory authority to the other federal banking agencies. The legislation would also provide that any savings association that would become undercapitalized under the prompt corrective action regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF. The legislation was considered and passed by the House Banking Committee's Subcommittee on Financial Institutions on September 27, 1995, and has not yet been acted on by the full House Banking Committee.

          On September 20, 1995, similar legislation was introduced in the Senate, although the Senate bill does not include a comprehensive approach for merging the savings association and commercial bank charters. The Senate bill remains pending before the Senate Banking Committee.

          The future of both these bills is linked with that of pending budget reconciliation legislation since some of the major features of the bills are included in the Seven-Year Balanced Budget Reconciliation Act. The budget bill, which was passed by both the House and Senate on November 17, 1995 and vetoed by the President on December 6, 1995, would: (i) recapitalize the SAIF through a special assessment of between 70 and 80 basis points on deposits held by institutions as of March 31, 1995; (ii) provide an exemption to this rule for weak institutions, and a 20% reduction in the SAIF-assessable deposits of so-called "Oakar banks;" (iii) expand the assessment base for FICO payments to include all FDIC-insured institutions; (iv) merge the BIF and SAIF on January 1, 1998, only if no insured depository institution is a savings association on that date; (v) establish a special reserve for the SAIF on January 1, 1998; and (vi) prohibit the FDIC from setting semiannual assessments in excess of the amount needed to maintain the reserve ratio of any fund at the designated reserve ratio. The bill does not include a provision to merge the charters of savings associations and commercial banks.

          In light of ongoing debate over the content and fate of the budget bill, the different proposals currently under consideration and the uncertainty of the Congressional budget and legislative processes in general, management cannot predict whether any or all of the proposed legislation will be passed, or in what form. Accordingly, the effect of any such legislation on the Banks cannot be determined.

          Interstate Banking and Branching
          --------------------------------

          In September 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") became law. Under the Interstate Act, beginning one year after the date of enactment, a bank holding company that is adequately capitalized and managed may obtain approval under the BHC Act to acquire an existing bank located in another state without regard to state law. A bank holding company would not be permitted to make such an acquisition if, upon consummation, it would control (a) more than 10% of the total amount of deposits of insured depository institutions in the United States or (b) 30% or more of the deposits in the state in which the bank is located. A state may limit the percentage of total deposits that may be held in that state by any one bank or bank holding company if application of such limitation does not discriminate against out-of-state banks. An out-of-state bank holding company may not acquire a state bank in existence for less than a minimum length of time that may be prescribed by state law except that a state may not impose more than a five year existence requirement.

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

          In October 1995, California adopted "opt in" legislation under the Interstate Act that permits out-of-state banks to acquire California banks that satisfy a five-year minimum age requirement (subject to exceptions for supervisory transactions) by means of merger or purchases of assets, although entry through acquisition of individual branches of California institutions and de novo branching into California are not permitted. The Interstate Act and the California branching statute will likely increase competition from out-of-state banks in the markets in which the Company operates, although it is difficult to assess the impact that such increased competition may have on the Company's operations .


          Community Reinvestment Act and Fair Lending Developments
          --------------------------------------------------------

          The Banks are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. The OCC has rated Ventura "satisfactory" and Frontier "needs to improve" in complying with their respective CRA obligations.

          In May 1995, the federal banking agencies issued final regulations which change the manner in which they measure a bank's compliance with its CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. In March 1994, the Federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in lending. The policy statement describes the three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment and evidence of disparate impact.

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

          Following supervisory examinations of Ventura conducted as of June 30, 1992 and Frontier as of July 30, 1992, Ventura entered into a Formal Agreement with the OCC on March 19, 1993 and Frontier entered into a Consent Order with the OCC on March 29, 1993. The Consent Order replaced the 1992 MOU previously entered into between the OCC and Frontier. Based upon an examination of Ventura completed during the fourth quarter of 1995, the OCC terminated Ventura's Formal Agreement as of November 30, 1995.

          The significant requirements of Frontier's Consent Order include conducting a program to evaluate and improve board supervision and management, developing a program designed to improve the lending staff and loan administration, obtaining current credit information on any loans lacking such information, reviewing and revising loan policies, establishing an independent loan review program including periodic reports to the Board, developing and implementing a program to collect or strengthen criticized assets, reviewing and maintaining an adequate loan loss reserve, developing a new long range strategic plan and annual budget, developing a three-year capital plan, developing and revising liquidity and funds management policy, correcting violations of law cited by the OCC and obtaining approval from the OCC to declare or pay a dividend. In addition, the Consent Order requires that Frontier maintain as of May 31, 1993 and beyond a Tier 1 risk based capital ratio of 9.50% and a leverage capital ratio of 7.00%. At December 31, 1995, Frontier's Tier 1 risk based capital ratio was 13.78% and its leverage capital ratio was 9.80%. The Consent Order also requires Frontier to retain a new president and to continue to develop a program of asset diversification.

          The Company entered into the MOU with the Federal Reserve Bank of San Francisco (the "Reserve Bank") acting under delegated authority from the Federal Reserve Board on March 19, 1994. The significant requirements of the MOU include submitting a program to improve the financial condition of the Banks, evaluate and improve board supervision and management, exit the commercial paper market, comply with Federal Reserve Board policy regarding management or service fees assessed by the Company and paid by the Banks and implement steps to improve the effectiveness of the audit and credit review functions. The MOU further restricts the Company from declaring or paying a dividend, incurring any debt, adding or replacing a director or senior executive or repurchasing Company stock without notice to and nondisapproval of the Reserve Bank. The MOU also requires the Company's Board of Directors to establish a committee to monitor compliance with the MOU and ensure that quarterly written progress reports detailing the form and manner of all actions taken to attain compliance with the MOU are submitted.

          Management believes Frontier and the Company are in full compliance with all of the items required under the Consent Order and MOU, respectively.

Statistical Financial Data
--------------------------

Investment Portfolio
--------------------

The following table sets forth cost and market value of investment securities at the dates indicated.


                         SECURITIES AVAILABLE-FOR-SALE

----------------------------------------------------------------------------------------------------------------
As of December 31,                                         1995                1994                  1993
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                Cost      Market     Cost      Market     Cost       Market
                                                      ----      ------     ----      ------     ----       ------
U.S. Government securities                           $13,491    $13,575   $22,935   $22,706    $38,597    $38,475
Mortgage-backed securities                            21,882     21,648     8,067     7,551        --         --
Federal Reserve Bank and FHLB Stock                    1,365      1,365     1,602     1,602      2,300      2,300
-----------------------------------------------------------------------------------------------------------------
Total securities, available-for-sale                 $36,738    $36,588   $32,604   $31,859    $40,897    $40,775
==================================================================================================================

                                              SECURITIES HELD-TO-MATURITY
----------------------------------------------------------------------------------------------------------------
As of December 31,                                         1995               1994                  1993
----------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                Cost     Market     Cost      Market     Cost       Market
                                                      ----     ------     ----      ------     ----       ------
U.S. Government securities                           $  --     $  --    $ 1,250    $ 1,222   $  --       $   --
Mortgage-backed securities                              --        --     17,525     16,741      --           --
----------------------------------------------------------------------------------------------------------------
Total securities, held-to-maturity                   $  --     $  --    $18,775    $17,963   $  --       $   --
=================================================================================================================

The following table sets forth the maturity distribution of the investment portfolio at December 31, 1995:

                                                                                                   Weighted
                                                                       Amortized         Market     Average
                                                                         Cost            Value       Yield
-------------------------------------------------------------------------------------------------------------
                                                                              (dollars in thousands)
U.S. Government securities:
        Within one year                                                $ 7,493           $ 7,504      5.61%
        After one but within five years                                  5,998             6,071      6.79
        After five but within ten years                                    --               --         --
        After ten years                                                    --               --         --
-------------------------------------------------------------------------------------------------------------
Total U.S. Government securities                                       $13,491           $13,575      6.14%
=============================================================================================================
Mortgage-backed securities:
        Within one year                                                $   --               --            %
        After one but within five years                                 11,574            11,448      5.45
        After five but within ten years                                 10,308            10,200      6.68
        After ten years                                                    --               --         --
-------------------------------------------------------------------------------------------------------------
Total Mortgage-backed securities                                       $21,882           $21,648     6.03%
=============================================================================================================
Federal Reserve Bank and FHLB Stock
        Within one year                                                $   --           $   --             %
        After one but within five years                                    --               --         --
        After five but within ten years                                    --               --         --
        After ten years                                                  1,365            1,365        7.04
-------------------------------------------------------------------------------------------------------------
Total FRB and FHLB Stock                                               $ 1,365            1,365        7.04%
=============================================================================================================
Total Investment Securities                                            $36,738          $36,588        6.11%
=============================================================================================================

Loan Portfolio
--------------
The following table sets forth the amounts of loans at December 31, according to the type of loan:

as of December 31,                            1995        1994      1993      1992     1991
----------------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Commercial, Financial and Agriculture      $142,427(1)  $138,193  $197,384  $221,553  $190,076
Real Estate -Construction                     1,537        7,734    23,559    31,264    40,860
Real Estate - Mortgage                        6,710       11,993    31,202    36,775    37,045
Installment                                   7,043        9,897    14,961    21,242    30,068
Lease Financing, net of unearned income          48          117       408       867     1,218
----------------------------------------------------------------------------------------------
     Total Loans                           $157,765     $167,934  $267,514  $311,701  $299,267
==============================================================================================

(1)  Includes $2.24 million of SBA loans held for sale at December 31, 1995.

Maturity of Loans and Sensitivity of Loans to Changes in Interest Rates
-----------------------------------------------------------------------
The following table sets forth by category of loan (including fixed and variable rate loans) the amounts of loans outstanding as of December 31, 1995 which are, based on remaining scheduled repayment of principal, due in less than one year, due in one to five years, or due in more than five years. Loan maturities are based on contractual maturities.

                                                           Loans Maturing In
                                              -------------------------------------------
                                                            Between          Greater
                                              Less Than     One-Five        Than Five
                                               One Year      Years            Years          Total
                                              --------------------------------------------------------
                                                              (dollars in thousands)
Commercial, Financial and Agricultural         $39,939       $60,010         $42,478        $ 142,427(1)
Real Estate Construction                           961           576              --            1,537
Real Estate Mortgage.                              316         1,568           4,826            6,710
Installment                                      3,717         3,183             143            7,043
Lease Financing                                      9            39              --               48
                                              --------------------------------------------------------
      Total Maturities of Loans                $44,942       $65,376         $47,447        $ 157,765
                                              ========================================================

Loans with fixed interest rates                $14,027       $19,255         $ 6,341         $ 39,623
Loans with variable interest rates              30,915        46,121          41,106          118,142
                                              --------------------------------------------------------
      Total Repricing of Loans                 $44,942       $65,376         $47,447         $157,765
                                              ========================================================

(1)  Includes $2.24 million of SBA loans held for sale at December 31, 1995.

Nonperforming Assets:  Nonperforming loans are those on which the borrower fails
---------------------
to perform under the original terms of the obligation. The Company's nonperforming loans fall within three categories: loans past due 90 days and still accruing, loans on nonaccrual status and restructured loans. The coverage ratio, or the ratio of loan loss reserves to nonperforming loans, was 121.62% and 103.98%, at December 31, 1995, and 1994, respectively. Loans past due 90 days or more and still accruing totaled $101 thousand and $331 thousand at December 31, 1995, and 1994, respectively. Total nonperforming loans as a percent of total loans outstanding were 2.81% and 4.73% at December 31, 1995 and 1994, respectively. The decrease in nonaccrual loans was primarily attributable to the collection of the same and the overall improvement in the credit quality of the loan portfolio.

Loans are automatically placed on nonaccrual status when principal or interest payments are past due greater than 90 days. If a loan is an SBA guaranteed loan and a deferral period has been negotiated or if the loan is in the process of imminent collection in the normal course of business, the Company may remove the loan from nonaccrual status and continue to accrue interest. Loans are placed on nonaccrual status earlier, if there is doubt as to the collectibility of any amounts due according to the contractual terms of the loan agreement. At December 31, 1995, loans totaling $4.3 million were on nonaccrual status, compared to $7.6 million at December 31, 1994.

As of December 31, 1995, the Company had $3.643 million in restructured loans, of which $3.326 million were performing in accordance with their restructured terms for a specified period of time, typically at least six months. The remaining balance is included within loans on nonaccrual status. As of December 31, 1994, the Company had

$1.968 million in restructured loans, of which $1.966 million were performing in accordance with their restructured terms.

Allocation for Allowance for Loan Losses:  Over the five year period ended
-----------------------------------------
December 31, 1995, the allocation of the allowance for loan losses for commercial, financial and agricultural loans increased steadily to correspond with increases in the total volume of loans and the level of loan losses in this category. The Company's current practice is to make specific allocations to large loans and unspecified allocations to each loan category based on management's risk assessment. While management has allocated reserves to various portfolio categories, the reserve is general in nature and is available for the loan portfolio The following table sets forth the allocation of the allowance for loan losses by loan category as of the dates indicated.


as of December 31,                    1995            1994           1993           1992            1991
---------------------------------------------------------------------------------------------------------------
                                          % of            % of            % of           % of              % of
                                         Total           Total           Total          Total             Total
                                 Balance Loans   Balance Loans   Balance Loans  Balance Loans  Balance    Loans
---------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Commercial, Financial
   and Agriculture                4,926   3.12%   $6,704  3.99%  $11,361   4.25%  $3,132  1.00%  $1,925  0.64%
Real Estate-- Construction           17   0.01       265  0.16     1,916   0.72      242  0.08      254  0.08
Real Estate-- Mortgage               88   0.06       964  0.57       420   0.16       70  0.02      238  0.08
Installment                         369   0.23       325  0.19       555   0.21      362  0.12      399  0.13
Lease Financing                       1   0.00         3  0.00        61   0.02       48  0.02       29  0.01
                                 ------------------------------------------------------------------------------
        Total  Allocated         $5,401   3.42%   $8,261  4.92%  $14,313   5.35%  $3,854  1.24%  $2,845  0.95%
                                 ==============================================================================

Potential Problem Loans:  The level of nonperforming assets will depend to a
------------------------
great extent on the future economic environment. Currently, management of the Company has identified $9.3 million in potential problem loans at December 31, 1995, in addition to its nonperforming assets, performing restructured loans and accruing loans 90 days or more past due, as to which it has serious doubts as to the ability of the borrowers to comply with the present repayment terms and which may become nonperforming assets, based on known information about possible credit problems of the borrower.

Foregone Interest Income:  If nonaccrual, past due and restructured loans had
-------------------------
been current and performing according to original terms, gross interest income for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 would have increased by $1.3 million, $1.6 million, $2.2 million, $728 thousand and $429 thousand, respectively. The following summarizes foregone interest income for 1995:

     Interest income at original terms                  $ 1,669,000
     Less:  Interest income included in 1995 income        (415,000)
                                                          ---------
     Foregone interest income                           $ 1,254,000
                                                          =========

Deposits
--------

The Company competes for deposits principally by providing quality customer service at the Banks' branch offices. In order to stabilize its funding sources, the Company has taken action to reduce title and escrow demand deposits and institutional certificates of deposits as a percentage of total deposits. The Banks are prohibited from purchasing brokered deposits by virtue of their regulatory agreements with the OCC. See "Supervision and Regulation".

The following table sets forth information regarding the average monthly deposits and the average rate paid for certain deposit categories for each of the periods indicated. Average balances are average daily balances.

for the years ended December 31,         1995                 1994                  1993
-----------------------------------------------------------------------------------------------
                                   Average  Average     Average  Average       Average  Average
                                   Balance   Rate        Balance   Rate        Balance   Rate
-----------------------------------------------------------------------------------------------
                                                          (dollars in thousands)
Demand Deposits:
  Interest-bearing                $  52,895  2.63%      $58,114   2.65%         $66,167  2.73%
  Noninterest-bearing                62,980    --        75,568     --           87,383    --
Savings deposits                     27,707  2.36%       34,575   2.37%          37,892  2.78%
Time deposits                        84,337  5.12%      104,671   3.72%         142,020  3.88%
                                   -----------------------------------------------------------
        Total deposits            $ 227,919  2.79%     $272,928   2.29%        $333,462  2.51%
                                   ===========================================================

With respect to the Company's time certificates of deposit of $100 thousand or more, at December 31, 1995, such deposits had the following schedule of maturity:

               as of December 31, 1995    (dollars in thousands)
               -------------------------------------------------
               Three months or less                      $10,139
               Three to six months                         8,184
               Six to twelve months                        8,814
               Over twelve months                            614
                                                         -------
                       Total                             $27,751
                                                         =======

Other Borrowings
----------------
The following table sets forth certain information with respect to the Company's commercial paper activities. As of December 31, 1993, the Company had ceased all commercial paper activity.

as of and for the years ended December 31,                           1995    1994    1993
--------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Maximum month end balance outstanding during the year                $ --   $  --    $ 8,616
Average amount outstanding during the year                           $ --   $  --    $ 6,987
Weighted average interest rate                                         --      --      2.66%

The Company utilized credit lines with FHLB during 1994 and 1993.

as of and for the years ended December 31,                            1995     1994   1993
--------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Maximum month end balance outstanding during the year                $  --  $ 5,000  $ 8,000
Average amount outstanding during the year                           $  --  $   129  $ 7,447
Weighted average interest rate                                          --     3.55%    3.83%

Employees
---------
At December 31, 1995, the Company had 127 full-time employees. None of the employees are covered by a collective bargaining agreement. In addition to cash compensation, the Company compensates its employees with health and accident insurance, vacation and sick leave, and other normal fringe benefits.

Effects of Environmental Protection Laws
----------------------------------------

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

Return on Equity and Assets
---------------------------

The following table shows consolidated operating and capital ratios of the
Company:

for the years ended December 31,                            1995        1994         1993
--------------------------------------------------------------------------------------------
Return on Assets (1)                                        1.49%      (0.09%)      (3.17%)
Return on Equity (2)                                       15.64%      (1.29%)     (45.12%)
Dividend Payout Ratio                                         --          --           --
Capital to Assets Ratio (3)                                 9.48%       6.81%        7.03%

___________________________
(1)  Return on assets:  Net income to average total assets.
(2)  Return on equity:  Net income to average total shareholders' equity.
(3) Capital to assets ratio: Average shareholders' equity to average total assets.

Item 2:  Properties
-------------------

Since October 1987, Company headquarters have been located at 500 Esplanade Drive in Oxnard, California. The Company and Ventura's main offices share 31,097 square feet of leased space. The lease which expires in 2002, requires the Company to pay for any allocated property tax or utility cost increases and to adjust the monthly rent annually, based on consumer price index changes. The Company does not have an option to renew this lease. The Company subleased 9,335 square feet of office space in December 1994, from which the Company anticipates annual cost savings of approximately $134,000.

Ventura leases a 3,100 square foot building at 4730 Telephone Road in Ventura for its Ventura branch office under a lease expiring November 1996. Ventura does not have an option to renew this lease. The Company anticipates that it will attempt to negotiate a renewal of this lease or look for another suitable location in the third quarter of 1996.

Ventura also leases 6,640 square feet at 502 Las Posas Road, Camarillo and 4,000 square feet at 2655 Townsgate Road in Westlake Village for its Camarillo and Westlake Village branch offices, respectively. The Camarillo lease expires in June of 1997, with one ten year and two five year options to renew. The Westlake Village lease expires in 2005, with one five year option to renew. Ventura pays its pro rata share of utilities, taxes, common area maintenance and insurance on all branch locations. In addition to annual adjustments tied to the consumer price index, Ventura pays $12,000 annually on the Westlake Village property in lieu of an option to construct an additional 7,000 square foot building.

Ventura's Central Operations is housed in 8,105 square feet at 2125 Knoll Drive in Ventura. The lease expires on March 31, 2000. The lease provides for annual adjustments of the rent. The Company has the option of terminating the lease without penalty during the final year.

Frontier's main office occupies 17,588 square feet at One Centerpointe Drive in La Palma, California and Frontier has subsequently subleased an additional 8,559 square feet. Frontier leased an additional 1,668 square feet at One Centerpointe Drive in La Palma under an amendment to the original lease. The lease for the main office expires in December 2006 and the lease for the additional space expires in July 1998. Frontier does not have an option to renew these leases.

Frontier purchased a 9,007 square foot building located at 131 West Anaheim Street in Wilmington for its South Bay branch office during June of 1995. Frontier purchased the building and lot from the FDIC as a receiver for Maritime Bank for $265,000 cash. Frontier terminated the month to month lease on its previous Wilmington branch location and began operating at the current branch location in September 1995.

The Company believes its present facilities are adequate for its present needs and anticipated future growth. The Company believes that, if necessary, it could secure suitable alternative facilities on similar terms without adversely affecting operations.

Item 3:  Legal Proceedings
--------------------------

There are no material legal proceedings pending other than ordinary routine litigation incidental to the business of the Company to which the Company or its subsidiaries is a party or of which any of their property is a subject, except as described below.

Sharon Tillis, Karen Tillis, et al v. Bankamerica Corporation, et al.
---------------------------------------------------------------------
On January 26 1993, plaintiffs filed a class action lawsuit in Los Angeles County Superior Court, Case No. BC 073448, against Wilshire Computer College ("WCC"), its proprietor Peter Chung, Bank of America, N.T. & S.A. ("Bank of America") and the California Student Aid Commission ("CSAC"). The Complaint was subsequently amended to add Ventura, Marine Midland Bank, N.A. ("Marine Midland") and Educational Funding Services, Inc. ("EFSI"). (Bank of America, Marine Midland, EFSI and Ventura are collectively referred to as the "Bank Defendants"). This action arises out of loans made to students of WCC, which plaintiffs contend were made to induce them to enroll at WCC. VCNB appears to have made $4.2 million in loans to students at WCC who are sought to be included in the class. CSAC and the Bank Defendants filed a joint demurrer and motion to strike portions of the First Amended Complaint, which was sustained on November 17, 1993, eliminating several theories of liability against the Bank Defendants.

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

On December 7, 1994, plaintiffs filed a Notice of Appeal with the Court of Appeal of the State of California and briefs on appeal have been filed. Oral arguments are scheduled for December 1996. Bank of America reached a settlement with plaintiffs and plaintiffs and the other Bank Defendants have engaged in settlement negotiations but, to date, no settlement has been reached. Based upon the advice of counsel, should the appellate court find reason to reverse the demurrer, management is currently unable to estimate the likelihood of an unfavorable outcome or the amount or range of potential loss.

Item 4:  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

There were no matters submitted for vote to the shareholders during the fourth quarter of 1995.

Part II
-------

Item 5:  Market for Common Stock and Related Shareholder Matters
----------------------------------------------------------------

See "Market for Common Stock and Related Shareholder Matters" section of 1995 Annual Report to shareholders which is incorporated by reference herein.

Item 6:  Selected Financial Data
--------------------------------

See "Summary Selected Consolidated Financial And Other Data" section of the 1995 Annual Report to shareholders, which is incorporated by reference herein.

Item 7:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1995 Annual Report to shareholders which is incorporated by reference herein.

Item 8:   Financial Statements and Supplementary Data
-----------------------------------------------------

See "Financial Statements" section of the 1995 Annual Report to shareholders which is incorporated by reference herein.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosures
---------------------

Not applicable.

Part III
--------

Item 10:  Directors and Executive Officers
------------------------------------------

Contained in the Proxy Statement for the 1996 Annual Meeting which is to be filed within 120 days after December 31, 1995, which is incorporated by reference.

Item 11:  Executive Compensation
--------------------------------

Contained in the Proxy Statement for the 1996 Annual Meeting which is to be filed within 120 days after December 31, 1995, which is incorporated by reference.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

Contained in the Proxy Statement for the 1996 Annual Meeting which is to be filed within 120 days after December 31, 1995, which is incorporated by reference.

Item 13:  Certain Relationships and Related Transactions
--------------------------------------------------------

Contained in the Proxy Statement for the 1996 Annual Meeting which is to be filed within 120 days after December 31, 1995, which is incorporated by reference.

Part IV
-------

Item 14: Exhibits, Financial Statement Schedules And Reports On Form 8-K
------------------------------------------------------------------------

                                     INDEX
                                     -----

(a.) 1. The following consolidated financial statements of the Company and its Subsidiaries are included in Item 8 and incorporated by reference to the 1995 Annual Report to shareholders:

          .    Consolidated Balance Sheets at December 31, 1995, and December
               31, 1994.
          .    Consolidated Statements of Operations for the years ended
               December 31, 1995, 1994, and 1993.
          .    Consolidated Statements of Changes in Shareholders' Equity for
               the years ended December 31, 1995, 1994, and 1993.
          .    Consolidated Statements of Cash Flows for the years ended
               December 31, 1995, 1994, and 1993.
          .    Notes to the Consolidated Financial Statements.
          .    Independent Auditors' Report.

     2. Financial Statement Schedules: All schedules to the Consolidated Financial Statements of the Company required by Article 9 of Regulations S-X are included in the Notes to the Financial Statements or are not required under the related instructions, or are inapplicable.

     3.   Exhibits:
          3.1       -Articles of Incorporation, as amended (1)
          3.2       -Bylaws, as amended (1)
          10.1      -1991 Incentive Stock Option Plan (2) +
          10.2      -Incentive Stock Option Plan (3) +
          10.3      -Incentive Stock Option Plan of Conejo (former subsidiary of
                     Ventura) (4) +
          10.4      -Non-Qualified Stock Option Plan of Conejo (former
                     subsidiary of  Ventura) (5) +
          10.5      -401(k)/Employee Stock Ownership Plan (6) +
          10.6      -Salary Continuation Agreement for Cupp (1) +
          10.7      -Employment Agreement for Kellogg (7) +
          10.8      -Employment Agreement for Raggio (7) +
          10.9      -Employment Agreement for Lagomarsino(7) +
          10.10     -Management Incentive Compensation Program +
          11        -Computation of per share income (loss)
          13        -Annual Report to Shareholders (information not incorporated by reference herein is excluded)
          22        -The following companies are wholly owned subsidiaries of
                     Ventura County National Bancorp:
                            Ventura County National Bank, a National Association Ventura Management Services Company Inc.
                            Frontier Bank, N.A., a National Association
          23.1      -Consent of Deloitte & Touche LLP
          27        -Financial Data Schedule
____________________________________________
(+)       Management contract or compensatory plan or arrangement.
(1) This exhibit is filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.
(2) This exhibit is filed as an Exhibit to the Registrant's S-8 Registration Statement File No. 33-9207 and incorporated herein by reference.
(3) This exhibit is filed as Exhibit 10.6 to Registrant's Statement File No. 33-9207 and incorporated herein by reference.
(4) This exhibit is filed as Exhibit 10.1 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(5) This exhibit is filed as Exhibit 10.2 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(6) This exhibit is filed as Exhibit 10.5 to Registrant's Registration Statement File No. 33-28780 and incorporated herein by reference.
(7) This exhibit is filed as an Exhibit to the Registrant's S-2 Registration Statement File No. 33-88388 and incorporated herein by reference.

(b)       Reports on Form 8-K
          -------------------
          No reports on Form 8-K were filed during the last quarter of 1995.

(c)       Exhibits
          --------
          See Index to Exhibits included in this Annual Report on Form 10-K.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 7, 1996                  VENTURA COUNTY NATIONAL BANCORP
                                     -------------------------------
                                              (Registrant)



                                     By:  /s/  RICHARD S. CUPP
                                          -------------------------------------
                                          RICHARD S. CUPP
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated above.

SIGNATURE               TITLE                   SIGNATURE               TITLE
---------               -----                   ---------               -----

/s/ JAMES B. HUSSEY                             /s/  MICHAEL ANTIN
---------------------------------------         --------------------------------
James B. Hussey,  Chairman of the Board         Michael Antin,         Director


/s/ RALPH R. BENNETT                            /s/  RICHARD S. CUPP
---------------------------------------         --------------------------------
Ralph R. Bennett,        Director               Richard S. Cupp,       Director
                                                      Chief Executive Officer
                                                   (Principal Executive Officer)

/s/ JAMES M. DAVIS                              /s/  BART M. HACKLEY
---------------------------------------         --------------------------------
James M. Davis,          Director               Bart M. Hackley,       Director

/s/ W. E. HARTMAN                               /s/  RICHARD A. LAGOMARSINO
---------------------------------------         --------------------------------
W. E. Hartman,           Director               Richard A. Lagomarsino, Director

/s/ ZELLA A. RUSHING                            /s/  RAYMOND E. SWIFT
---------------------------------------         --------------------------------
Zella A. Rushing         Director               Raymond E. Swift,       Director

/s/ SIMONE LAGOMARSINO
---------------------------------------
Simone Lagomarsino
Senior Vice President and Chief
Financial Officer (Principal Financial
and Accounting Officer)