Form 10-Q
period 1996-03-31
VENTURA COUNTY NATIONAL BANCORP
filed 1996-05-15
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1996.   Commission File Number 0-15814

                        VENTURA COUNTY NATIONAL BANCORP

             (Exact name of registrant as specified in its charter)

California                                                   77-0038387

(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

500 Esplanade Drive, Oxnard, California                      93030

(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (805) 981-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES. [X]  NO. [__]

There were 9,228,723 shares of common stock for the registrant issued and outstanding as of May 10, 1996.



                                                      Total number of pages: 22
                                                      Exhibit index on page:  2

                        VENTURA COUNTY NATIONAL BANCORP

                                   FORM 10-Q

                                     INDEX



                                                                         PAGES

PART I      FINANCIAL INFORMATION

            ITEM 1.  Financial Statements                                  3

                     A. Consolidated Balance Sheets                        3

                     B. Consolidated Statements of Operations              4

                     C. Consolidated Statements of Cash Flows              5

                     D. Notes to Consolidated Financial Statements         6

            ITEM 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       12

PART II.    OTHER INFORMATION                                             21

            ITEM 1.  Legal Proceedings                                    21

            ITEM 2.  Changes in Securities                                21

            ITEM 3.  Defaults Upon Senior Securities                      21

            ITEM 4.  Submission of Matters to a Vote of Security Holders  21

            ITEM 5.  Other Information                                    21

            ITEM 6.  Exhibits and Reports on Form 8-K                     21

SELECTED FINANCIAL DATA                                                   22


Part I.

Item 1.  Financial Statements

                        VENTURA COUNTY NATIONAL BANCORP
                          Consolidated Balance Sheets


                                                                             March 31,      December 31,
                                                                               1996             1995
- ---------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                      (Unaudited)
ASSETS
Cash and due from banks                                                      $ 13,662         $ 19,920
Federal funds sold                                                             39,350           47,450
Interest-bearing deposits                                                           -              100

Securities held-to-maturity, at amortized cost:
   fair value 1996 - $10,854; 1995 - nil                                       10,918               -
Securities available-for-sale, at fair value                                   35,633           36,588

Loans, net of unearned income                                                 162,434          157,765
              Allowance for loan losses                                        (5,335)          (5,401)
- ---------------------------------------------------------------------------------------------------------
              Loans, net                                                      157,099          152,364
- ---------------------------------------------------------------------------------------------------------
Premises and equipment, net                                                     2,350            2,371
Other assets                                                                    8,560            8,963
- ---------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                            $267,572         $267,756
=========================================================================================================

LIABILITIES
Deposits:
   Noninterest-bearing                                                       $ 64,150         $ 68,074
   Interest-bearing demand and savings                                         78,476           77,085
   Time certificates of deposit                                                93,194           90,913
- ---------------------------------------------------------------------------------------------------------
   Total deposits                                                             235,820          236,072
- ---------------------------------------------------------------------------------------------------------
Borrowed funds and other interest-bearing liabilities                              -                -
Accrued interest payable and other liabilities                                  2,287            2,225
- ---------------------------------------------------------------------------------------------------------
   Total Liabilities                                                          238,107          238,297
- ---------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value: 20,000,000
   shares authorized; 9,228,723 shares issued and
   outstanding in 1996 and 1995                                                37,029           37,025
Retained earnings                                                              (6,625)          (6,951)
Unrealized loss on available-for-sale securities, net of taxes                   (939)            (615)
- ---------------------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                                  29,465           29,459
- ---------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                                $267,572         $267,756
=========================================================================================================
- ---------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Operations
                                  (Unaudited)


Quarters ended March 31,                                                     1996          1995
- -------------------------------------------------------------------------------------------------
(Dollars in thousands)
INTEREST INCOME
   Loans and leases                                                         $4,048        $4,149
   Deposits with financial institutions                                          1             8
   Investment securities                                                       737           671
   Federal funds sold                                                          407           360
- -------------------------------------------------------------------------------------------------
       Total interest income                                                 5,193         5,188
- -------------------------------------------------------------------------------------------------
INTEREST EXPENSE
   Deposits and other borrowings                                             1,636         1,545
- -------------------------------------------------------------------------------------------------
       Total interest expense                                                1,636         1,545
- -------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                          3,557         3,643
   Provision for loan losses                                                    -            355
- -------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          3,557         3,288

Noninterest income:
   Service charges on deposit accounts                                         275           235
   Loan servicing fees                                                          30            41
   Other fees and charges                                                       72            71
   (Loss) on sales of investment securities                                    (68)           -
   Gain on sales of SBA loans                                                  180           255
   Other income                                                                 -              4
- -------------------------------------------------------------------------------------------------
       Total noninterest income                                                489           606
- -------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                            1,561         1,638
   Occupancy, net                                                              394           458
   Equipment                                                                   166           192
   Professional fees                                                           376           272
   Data processing                                                             155           158
   Other real estate owned                                                      32            37
   Courier services                                                             61            69
   Office supplies and office expense                                          122           124
   FDIC/OCC assessments                                                        100           206
   Advertising and promotion                                                   162           115
   Other                                                                       355           352
- -------------------------------------------------------------------------------------------------
       Total noninterest expense                                             3,484         3,621
- -------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit) for income taxes                      562           273
   Provision (benefit) for income taxes                                        236            -
- -------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                                           $  326        $  273
=================================================================================================

Weighted average number of shares outstanding                                9,288         6,361
                                                                            =======       =======

Earnings per share                                                          $ 0.04        $ 0.04
                                                                            =======       =======
Earnings per share, fully-diluted                                           $ 0.04        $ 0.04
                                                                            =======       =======
- -------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Cash Flows


Quarters ended March 31,                                                                   1996           1995
- -----------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                      $    326       $    273
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                                                   -            355
    (Gain) on sale of fixed assets                                                              -             (2)
    (Gain) on sale of SBA loans                                                              (180)          (255)
    Loss on sale of available-for-sale investment securities                                   68              -
    Net amortization of premiums (accretion of discount) on investment securities             125            (80)
    Net change in deferred loan fees                                                           (4)            37
    Depreciation and amortization                                                             141            147
    Provision for deferred income taxes                                                        55              -
    Decrease in accrued interest receivable and other assets                                   (2)          (110)
    Decrease in accrued interest payable and other liabilities                                (64)          (812)
                                                                                         --------       --------
      Net cash provided by (used in) operating activities                                     465           (447)
                                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of available-for-sale investment securities                            9,984            277
  Proceeds from maturities of available-for-sale investment securities                      6,244          9,304
  Proceeds from maturities of held-to-maturity investment securities                          362            691
  Purchase of investment securities, available-for-sale                                   (15,498)        (4,858)
  Purchase of investment securities, held-to-maturity                                     (11,213)        (3,997)
  Change in Federal funds sold                                                              8,100          2,000
  Change in deposits with financial institutions                                              100             99
  Proceeds from sale of SBA loans                                                           1,983          1,032
  Loans funded, net of payments received                                                   (6,649)         4,158
  Proceeds from sale of fixed assets and other assets                                           -              2
  Purchase of fixed assets                                                                   (120)           (72)
  Proceeds from sale of other real estate owned                                               232             50
                                                                                         --------       --------
      Net cash provided by (used in) investing activities                                  (6,475)         8,686
                                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(decrease) in demand deposits, NOW accounts and savings accounts                (2,533)         2,055
  Increase/(decrease) in time certificates of deposit                                       2,281         (6,117)
  Issuance of common stock                                                                      4              -
                                                                                         --------       --------
      Net cash used in financing activities                                                  (248)        (4,062)
                                                                                         --------       --------

Increase/(decrease) in cash and cash equivalents                                           (6,258)         4,177

Cash and cash equivalents, beginning of period                                             19,920         11,442
                                                                                         --------       --------
Cash and cash equivalents, end of period                                                 $ 13,662       $ 15,619
                                                                                         ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Interest payments                                                                        $1,620         $1,544
  Income tax payments                                                                           1              -
  OREO foreclosure                                                                            266             67

                        VENTURA COUNTY NATIONAL BANCORP
                   Notes to Consolidated Financial Statements
       (Unaudited, except for information as of and for the year ended
                              December 31, 1995)

NOTE 1 - BASIS OF PRESENTATION
The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for bank holding companies and banks, and predominant banking industry practice. The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending March 31, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1995.

The Consolidated Financial Statements include the accounts of the Company and the following subsidiaries: Ventura County National Bank, ("Ventura") and Frontier Bank, N.A., ("Frontier"), (jointly, "the Banks"), and Ventura County Management Services Company, Inc, the last company is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Securities:
The Company's securities portfolio includes U.S. Treasury and U.S. federal agency securities, most of which are mortgage-backed securities. The Company has classified its investment securities as held-to-maturity or as available-for-sale; the Company has no trading account assets.

Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations, and other similar factors. Securities classified as available-for-sale are reported at their fair values. Unrealized holding gains and losses on securities available-for-sale are reported, net of tax, as a separate component of shareholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the statements of operations. The cost basis of available-for-sale securities is recorded using the specific identification method.

Securities are classified as held-to-maturity when the Company has both the intent and ability to hold the securities to maturity on a long-term basis. Securities held-to-maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts to maturity or, in the case of mortgage-backed securities, over the estimated life of the securities.

Ordinarily, transfers of securities from held-to-maturity to available-for-sale are not permitted. However, under a special one-time exemption authorized by the Financial Accounting Standards Board that allowed companies to reclassify their investment securities portfolio categories, the Company reclassified its entire held-to-maturity investment portfolio to the available-for-sale category in December 1995. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, held-to-maturity investment securities were transferred to available-for-sale at their fair market values. The net result of the transfer was an aggregate unrealized net gain of $186 thousand at December 31, 1995.

SBA Loans and Servicing Income:
The portion of loans guaranteed by the SBA, which are originated and are intended for sale in the secondary market, is carried at the lower of cost or estimated market value. Funding for SBA programs depends on annual appropriations by the U.S. Congress, and accordingly, the sale of loans under this program is dependent on the continuation of such programs.

Gains on sale of the guaranteed portion of SBA loans are recognized to the extent sales proceeds less amounts necessary to provide required yield enhancement to the Company for retaining the unguaranteed portion of the loan exceed the carrying value of the guaranteed portion sold. Gains or losses are determined using the specific identification method for loans sold and are recorded as noninterest income as of the date of sale.

NOTE 1 - BASIS OF PRESENTATION - CON'T

The Company sells SBA loans and retains servicing. At the time of sale, an evaluation is made of the contractual servicing fee, which is represented by the differential between the contractual interest rate of the loan and the interest rate payable to the investor. The present value of the amount by which the contractual servicing fee exceeds a normal servicing fee, or the Company's cost of servicing such loans plus a normal profit, whichever is greater, after evaluation of estimated prepayments on such loans, is considered to be an adjustment of the sales proceeds, which in turn increases the gain recognized at the time of the sale. Such gains are only recognized to the extent they do not exceed the amount deferred as yield enhancement on the unguaranteed portion of the SBA loan sold. The resultant amount of deferred loan sales proceeds is amortized using a method which approximates a level yield over the estimated remaining lives of such loans. The contractual servicing fee is recognized as income over the lives of the related loans, net of the estimated normal amortization of the deferred loan sales proceeds. Loan servicing costs are charged to expense as incurred. When actual loan repayment experience differs from original estimates, amortization is adjusted accordingly through operations.

Accounting for Stock Based Compensation:
The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied. The accounting and disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected not to adopt the fair value provisions of this Statement.


NOTE 2 - INVESTMENT SECURITIES
As a result of a temporary decline in the market value of securities-available-for-sale, the Company recorded unrealized losses totaling $939,000 and $615,000, which are included in shareholders' equity on the consolidated balances sheets at March 31, 1996, and December 31, 1995, respectively. The decline in the market value of the portfolio reflects the current interest rate environment; such decline is deemed temporary in nature. Several mortgage-backed securities with a market value of $16,724,000 and an amortized cost of $17,196,000, at the time of transfer, were transferred from the available-for-sale to the held-to-maturity category during 1994. The unrealized losses recorded at the transfer are included in shareholders' equity and are being amortized over the securities' remaining lives; the unamortized balances were $274,000 and $297,000 at March 31, 1996, and December 31, 1995, respectively.

NOTE 2 - INVESTMENT SECURITIES - CON'T
The amortized cost and estimated fair values of investment securities as of March 31, 1996, and December 31, 1995, are as follows:

                                                          SECURITIES AVAILABLE FOR SALE
                                                                Gross         Gross      Estimated
                                               Amortized      Unrealized    Unrealized     Fair
March 31, 1996                                   Cost           Gains        (Losses)      Value
- ---------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                     $ 7,998        $132         $     -      $ 8,130
Mortgage-backed securities                       26,575         118            (566)      26,127
Federal Reserve Bank and FHLB Stock               1,376           -               -        1,376
- ---------------------------------------------------------------------------------------------------
                      Total                     $35,949        $250          $ (566)     $35,633
===================================================================================================
December 31, 1995
- ---------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                     $13,491        $ 85          $   (1)     $13,575
Mortgage-backed securities                       21,882         230            (464)      21,648
Federal Reserve Bank and FHLB Stock               1,365           -               -        1,365
- ---------------------------------------------------------------------------------------------------
                      Total                     $36,738        $315          $ (465)     $36,588
===================================================================================================

                                                             SECURITIES HELD TO MATURITY
                                                                Gross         Gross      Estimated
                                               Amortized      Unrealized    Unrealized     Fair
March 31, 1996                                   Cost           Gains        (Losses)      Value
- ---------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                     $     -        $  -          $    -      $     -
Mortgage-backed securities                       10,918           3             (67)      10,854
Federal Reserve Bank and FHLB Stock                   -           -               -            -
- ---------------------------------------------------------------------------------------------------
                      Total                     $10,918        $  3          $  (67)     $10,854
===================================================================================================
December 31, 1995
- ---------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                      $    -        $  -          $    -      $     -
Mortgage-backed securities                            -           -               -            -
Federal Reserve Bank and FHLB Stock                   -           -               -            -
- ---------------------------------------------------------------------------------------------------
                      Total                      $    -        $  -          $    -      $     -
===================================================================================================

FHLB and Federal Reserve Bank stocks are not deemed marketable equity securities, as they are not traded on a registered security exchange, and are carried at cost. Securities with a fair value of $5,549,000 on March 31, 1996, were pledged as required by law.

NOTE 3 - LOANS AND LOAN LOSS RESERVES
A certain degree of risk is inherent in the extension of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, including commitments to extend credit, guarantees, and standby letters of credit. Actual credit losses and other charges, net of recoveries, are deducted from the allowance for possible loan losses. Other charges to the allowance primarily include amounts related to loan foreclosures at the time of transfer to other real estate owned. A provision for possible loan losses, which is a charge against earnings, is added to the allowance based on management's assessment of certain factors including, but not necessarily limited to, estimated losses from loans and other credit arrangements; general economic conditions; deterioration in pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies, and nonaccruals. While management has attributed reserves to various portfolio segments, the allowance is general in nature and is available for the credit portfolio in its entirety.

NOTE 3 - LOANS AND LOAN LOSS RESERVES - CON'T
The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures-An Amendment of FASB Statement No. 114," effective January 1, 1995. This statement prescribes that a loan is impaired when it is probable that the creditor will be unable to collect all contractual principal and interest payments under the terms of the loan agreement. This statement generally requires impaired loans to be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or as an expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company has determined that the combined effect of adoption of SFAS Nos. 114 and No. 118 was immaterial to the consolidated financial statements.

Impaired loans include loans placed on nonaccrual status. Nonaccrual loans are those which are past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

Loans are generally carried at the principal amount outstanding, net of unearned discounts and deferred fees. Purchased loans are generally carried at the principal amount outstanding, net of any unamortized discounts or premiums. Interest on loans, other than installment loans, is calculated using the simple interest method. Interest income on discounted loans is generally recognized over the estimated life of the loans based on methods that approximate the interest method. Net deferred loan origination fees are amortized to interest income over the contractual lives of the related loans using the interest method.

NOTE 3 - LOANS AND LOAN LOSS RESERVES - CON'T
The following table summarizes the balances and changes in the allowance for loan losses:

                                                            Quarter ended             Year ended
                                                              March 31,               December 31,
                                                                1996                      1995
                                                            -------------             ------------
Average balance of gross loans outstanding                      $159,732                 $159,899
                                                                ========                 ========
Gross loan balance at end of period                             $162,434                 $157,765
                                                                ========                 ========
Allowance at beginning of period                                  $5,401                   $8,261
Charge-offs:
   Commercial                                                         70                    3,661
   Real estate                                                         -
   Installment                                                        48
   Losses on loans sold                                               36
                                                                --------                 --------
                      Total charge-offs                              154                    3,661

Recoveries:
   Commercial                                                         83                      391
   Real estate                                                         2
   Installment                                                         3
   Losses on loans sold                                                -
                                                                --------                 --------
                      Total recoveries                                88                      391

Net charge-offs                                                       66                    3,270

Provision charged to expense                                           -                      410

Allowance at end of period                                      $  5,335                 $  5,401
                                                                ========                 ========
Ratio of allowance for loan losses to loans
   outstanding at end of period                                     3.28%                    3.42%
Ratio of allowance for loan losses to
   nonperforming assets at end of period                           75.10%                   68.19%
Ratio of annualized net charge-offs to
   average loans                                                    0.17%                    2.05%

Loans on nonaccrual status were approximately $3.5 million and $4.3 million at March 31, 1996, and December 31, 1995, respectively. Interest income that would have been collected on these loans had they performed in accordance with their original terms was approximately $90 thousand and $467 thousand for the quarters ended March 31, 1996, and 1995, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. Commercial and standby letters of credit totaled approximately $2,351,000 and $2,498,000 at March 31, 1996, and December 31, 1995,
respectively. In addition, the Banks had unfunded credit commitments of $37,902,000 and $36,304,000 at March 31, 1996, and December 31, 1995,
respectively.

The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

NOTE 5 - COMMON STOCK AND STOCK OPTIONS
During 1991, the Company's Board of Directors adopted the Ventura County National Bancorp 1991 Stock Option Plan (1991 Plan). The 1991 Plan provides that incentive stock options be granted to full-time salaried officers and management level employees of the Company or its subsidiaries for a term of 10 years exercisable at 20% annually at the fair market value at the date of the grant. The 1991 Plan also provides that nonqualified stock options be granted to directors, key full-time salaried officers and management level employees of the Company or its subsidiaries for a term of 10 years, exercisable at 20% annually at the fair market value at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; no dividend yield for either year; expected volatility of 43 percent; risk-free interest rates of 6.6 percent; and expected lives of 10 years. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                    QUARTER ENDED    QUARTER ENDED
                                                                      MARCH 31,        MARCH 31,
                                                                        1996             1995
                                                                    -------------    -------------
        Net Income                             As reported          $326,000         $273,000
                                               Pro forma            $306,000         $273,000

        Primary Earnings Per Share             As reported          $   0.04         $   0.04
                                               Pro forma            $   0.03         $   0.04

        Fully Diluted Earnings Per Share       As reported          $   0.04         $   0.04
                                               Pro forma            $   0.03         $   0.04

PART I.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion represents information about the results of operations, financial condition, liquidity and capital resources of Ventura County National Bancorp and its subsidiaries, Ventura County National Bank and Frontier Bank, N.A. (together, the "Company"). This information should be read in conjunction with the 1995 audited consolidated financial statements of the Company and the notes thereto and the accompanying quarterly unaudited consolidated financial statements and notes thereto.

OVERVIEW
The Company reported net income of $326 thousand for the first quarter of 1996 compared to $273 thousand for the first quarter of 1995. The increase continues a trend of earnings growth and improving asset quality by the Company, and largely resulted from no loan loss provision during the first quarter of 1996 as a result of the improved asset quality.

Net interest income showed no change and was $3.6 million for the quarters ended March 31, 1996, and 1995, respectively. Net interest margin decreased slightly to 6.02% for the quarter ended March 31, 1996, compared to 6.17% for the prior year. The decrease in the net interest margin can be attributed to higher interest rates for time deposits and slightly lower average balances.

Noninterest income was $489 thousand and $606 thousand for the quarters ended March 31, 1996, and 1995, respectively. The Company realized $75 thousand less from the gain on the sale of SBA loans and a loss of $68 thousand on the sale of investment securities, which are the principal causes for the decrease from the prior period.

Operating expenses decreased from $3.6 million for the quarter ended March 31, 1995, to $3.5 million for the quarter ended March 31, 1996. The decrease in operating expense largely occurred in the following categories: salaries and benefits, occupancy, equipment, and FDIC and OCC assessments. These reductions were partially offset by higher expenses for professional services.

Total assets were essentially unchanged at March 31, 1996, $267.6 million as compared to $267.8 million at year-end 1995. Loans increased to $162.4 million at March 31, 1996, from $157.8 million at December 31, 1995.

The following table summarizes key performance indicators pertaining to the Company's operating results. Average balances are computed using daily averages.

- ------------------------------------------------------------------------------
QUARTERS ENDED MARCH 31,                                  1996          1995
- ------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
RETURN ON AVERAGE ASSETS (1)                                0.50%         0.44%
RETURN ON AVERAGE SHAREHOLDERS' EQUITY (1)                  5.43%         5.60%
NET INCOME                                                $  326        $  273
EARNINGS PER SHARE                                         $0.04         $0.04
TOTAL AVERAGE ASSETS                                    $260,189      $254,198

- ------------------------------------------------------------------------------
(1)  ANNUALIZED

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN
Net interest income is the difference between interest earned on assets and interest paid on liabilities. Net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest income and expense are affected by changes in the volume and mix of average interest earning-assets and interest-bearing deposits and other liabilities, as well as fluctuations in interest rates. The following tables set forth certain information concerning average interest-earning assets and average interest-bearing liabilities and the yields and rates thereon. The tables also set forth a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average asset and liability balances (volume) for the periods indicated. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.

                                                      QUARTER ENDED MARCH 31, 1996  QUARTER ENDED MARCH 31, 1995
                                                      ----------------------------  ----------------------------
                                                                           Yield/                       Yield/
                                                     Avg. bal. Interest   Rate(1)  Avg. bal. Interest  Rate(1)   Rate   Volume
- -----------------------------------------------------------------------------------------------------------------------------------
Loans, net of deferred fees (2)                       $159,732  $4,048    10.19%    $167,324  $4,149    10.06%   $ 316    $(417)
Investment securities                                   46,505     737     6.37%      46,491     671     5.85%      66      -
Bank-owned TCD                                              56       1     7.18%         601       8     5.40%      14      (21)
Fed funds sold                                          31,365     407     5.22%      25,233     360     5.79%    (191)     238
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest earning assets/interest income        237,658   5,193     8.79%     239,649   5,188     8.78%     205     (200)
- -----------------------------------------------------------------------------------------------------------------------------------
Noninterest earning assets                              22,531                        14,549
- -----------------------------------------------------------------------------------------------------------------------------------
                     Total assets                     $260,189                      $254,198
===================================================================================================================================

Deposits                                              $166,711  $1,636     3.95%    $171,023  $1,545     3.66%   $ 308    $(217)
Other borrowed money                                        -        -     0.00%         125       -     0.00%       -        -
- -----------------------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities/interest expense  166,711   1,636     3.95%     171,148   1,545     3.66%     308     (217)
- -----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                         61,301                        61,522
Other liabilities                                        8,015                         1,760
- -----------------------------------------------------------------------------------------------------------------------------------
                     Total liabilities                 236,027                       234,430
- -----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity                                    24,162                        19,768
- -----------------------------------------------------------------------------------------------------------------------------------
                Total liabilities and equity          $260,189                      $254,198
===================================================================================================================================
          NET INTEREST INCOME/NET INTEREST MARGIN               $3,557     6.02%              $3,643     6.17%   $(104)     $18
- -----------------------------------------------------------------------------------------------------------------------------------

(1)  Annualized.

(2) Includes loans on nonaccrual status of approximately $3.5 million and $10.3 million at March 31, 1996 and 1995, respectively. The amounts of interest income foregone on loans that were on nonaccrual status were approximately $90 thousand and $467 thousand for the quarters ended March 31, 1996 and 1995, respectively. Interest income on loans includes amortization of net loan (costs) or fees of approximately $(4) thousand and $37 thousand for the quarters ended March 31, 1996, and 1995, respectively.

Net interest income remained unchanged at $3.6 million for the quarters ended March 31, 1996, and 1995, respectively, despite a slight decrease in the net interest margin from 6.17% at March 31, 1995 to 6.02% at March 31, 1996. Average yields on earning assets for the first quarter of 1996 increased by 1 basis point to 8.79% from 8.78% for the first quarter of 1995. Average funding costs for the first quarter of 1996 increased by 29 basis points to 3.95% from 3.66% for the first quarter of 1995.

Average yields on loans increased 13 basis points as a result of improvements in loan quality and a decrease in nonaccrual loans from 1995. However, these positive factors were partially offset by a decrease in average loan balances.

PROVISION FOR LOAN LOSSES

During the first quarter of 1996, the Company recorded no provision for loan losses. Management believes that current reserve levels are adequate.

The Company's provision for loan losses was $355 thousand for the first quarter of 1995. Gross loan charge-offs totaled $398 thousand and recoveries totaled $96 thousand during this period, as compared to gross loan charge-offs of $154 thousand and recoveries of $88 thousand during the first quarter of 1996. Nonaccrual loans decreased from $4.3 million at year-end 1995 to $3.5 million at March 31, 1996. (Please refer to NOTE 3 - LOANS.)

NONINTEREST INCOME
Noninterest income decreased $117 thousand to $489 thousand for the quarter ended March 31, 1996, from $606 thousand for the quarter ended March 31, 1995. Most of the decrease is in gains on sales of SBA loans and nonrecurring loss on sales of investment securities, which decreased by $75 thousand and $68 thousand, respectively. Service charges on deposit accounts increased $39 thousand for the quarter ended March 31, 1996, as the Company increased its core deposit base. Loan servicing fees were slightly lower from 1995 levels reflecting shrinkage in the Company's pool of serviced loans.

NONINTEREST EXPENSE
The following table sets forth information by category on the Company's noninterest expense for the periods indicated:

     ---------------------------------------------------------------------------
     Quarters ended March 31,                                1996          1995
     ---------------------------------------------------------------------------
     (Dollars in thousands)
     Salaries and employee benefits                         $1,561        $1,638
     Occupancy, net                                            394           458
     Equipment                                                 166           192
     Professional fees                                         376           272
     Data processing                                           155           158
     Other real estate owned                                    32            37
     Courier services                                           61            69
     Office supplies and office expense                        122           124
     FDIC/OCC assessments                                      100           206
     Advertising and promotion                                 162           115
     Other                                                     355           352
     ---------------------------------------------------------------------------
                  Total noninterest expense                 $3,484        $3,621
     ===========================================================================
     Annualized noninterest expense as a %
           of average earning assets                          5.90%         6.13%
     Efficiency ratio                                        86.11%        85.22%

The Company reported noninterest expense of $3.5 million for the first quarter of 1996 as compared to approximately $3.6 million for the first quarter of 1995. The net decrease reflects decreases in salaries and benefits, occupancy, equipment, and FDIC and OCC assessments, offset by increases in professional fees, and advertising and promotion.

The Company has improved its operating efficiencies and achieved lower noninterest expense, on a relatively stable average earning assets base. Noninterest expense as a percentage of average earning assets has decreased 0.23% for the quarter ended March 31, 1996, respectively, from the prior year's period. The Company's efficiency ratio, which is noninterest expense divided by the sum of net interest income plus noninterest income, increased during the quarter ended March 31, 1996, mainly as a result of losses on sales on investment securities. If the efficiency ratio calculation is adjusted for the securities losses, the ratio improved by 0.53%.

The decrease in salaries for the quarter ended March 31, 1996, compared to the previous year is due to staff reductions as the number of full-time equivalent staff decreased from 140 at March 31, 1995, to 131 at March 31, 1996.

Occupancy expense decreased $64 thousand, or 14.0%, for the first quarter of 1996 from $458 thousand for the first quarter of 1995. Most of the decrease resulted from decreased amortization on leasehold improvements, lower rent expenses and an increase in sublease income. The Company sublet or terminated leases for office space formerly housing its administration department and Wilmington branch location; the Company also negotiated a favorable renewal of the lease for its Central Operations office.

Equipment expense decreased $26 thousand primarily due to a significant decrease in depreciation and in computer maintenance expense associated with the outsourcing of data processing operations.

Professional fees increased $104 thousand due to higher legal and consulting expenses, increased outside audit fees and increased property management fees.

FDIC and OCC assessments decreased $106 thousand as a result of lower premium rates by the FDIC. The FDIC lowered its deposit insurance rates from $.23 per thousand to $.04 per thousand during the second half of 1995.

FINANCIAL CONDITION

The following table provides a summary comparison of the assets and liabilities in the Company's consolidated balance sheets as of the dates indicated:

                                                               MARCH 31,        DECEMBER 31,       AMOUNT       PERCENT
                                                                 1996               1995           CHANGE       CHANGE
- -----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
ASSETS
Cash and cash equivalents                                     $   13,662         $  19,920       $ (6,258)       -31.42%
Federal funds sold                                                39,350            47,450         (8,100)       -17.07%
Interest-bearing deposits                                             -                100           (100)            -
Investment securities                                             46,551            36,588          9,963         27.23%
Loans, net                                                       157,099           152,364          4,735          3.11%
Premises and equipment, net                                        2,350             2,371            (21)        -0.89%
Other assets                                                       8,560             8,963           (403)        -4.50%
- -----------------------------------------------------------------------------------------------------------------------
   TOTAL ASSETS                                               $  267,572         $ 267,756         $ (184)        -0.07%
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing deposits                               $   64,150         $  68,074       $ (3,924)        -5.76%
   Interest-bearing demand & savings deposits                     78,476            77,085          1,391          1.80%
   Time certificates of deposit                                   93,194            90,913          2,281          2.51%
- -----------------------------------------------------------------------------------------------------------------------
                        Total deposits                           235,820           236,072           (252)        -0.11%
- -----------------------------------------------------------------------------------------------------------------------
Borrowed funds and other
      interest-bearing liabilities                                    -                 -              -            N/A
Accrued interest payable and other liabilities                     2,287             2,225             62          2.79%
Total Shareholders' Equity                                        29,465            29,459              6          0.02%
- -----------------------------------------------------------------------------------------------------------------------
   TOTAL LIABILITIES
           AND SHAREHOLDERS' EQUITY                           $  267,572         $ 267,756         $ (184)        -0.07%
=======================================================================================================================

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash on hand and deposits at correspondent banks. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $1.9 million were maintained in the form of deposits with the Federal Reserve Bank at March 31, 1996.

Cash and cash equivalents decreased $6.3 million from $19.9 million at year end 1995 to $13.7 million at March 31, 1996. Most of the decrease was used to fund increases in loans, as well as a slight decrease in demand deposits.

FEDERAL FUNDS SOLD
The Company invests or sells its excess cash balances in overnight federal funds. Federal funds sold decreased $8.1 million as the Company increased its investments securities portfolio.

LOANS
The Company makes loans to small to medium-sized businesses in its service areas. The Company also originates and sells Small Business administration ("SBA") loans. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, whether the loan has a fixed or variable rate, the borrowers' depository relationship with the Company, and prevailing market interest rates. The Company is primarily a commercial lender, and most of its loans are floating rate loans tied to prime.

Loans increased $4.7 million during the first quarter of 1996 as a result of the Company's increased marketing efforts at small and mid-sized businesses. The new originations were principally commercial lines of credit and commercial real estate loans.

The following tables set forth the maturity distribution of the Company's loan portfolio (excluding nonaccrual loans) at March 31, 1996, based on remaining scheduled principal repayments; and the sensitivity of the amounts due to changes in interest rates for the Company's loan portfolio (excluding nonaccrual loans):

                                                          Maturing in
                                          -----------------------------------------
                                                          Over one
     (Gross loans, in thousands)           One year     year through       Over
                                           or less       five years     five years      Total
                                          -----------   ------------    -----------   ---------
     Real estate                             $    197      $  1,662      $  4,148      $  6,007
     Commercial                                46,395        51,591        46,526       144,512
     Construction                                 701           381           -           1,082
     Installment                                4,025         3,112           172         7,309
                                            ---------     ----------    ---------     ---------
                    Total                    $ 51,318      $ 56,746      $ 50,846      $158,910
                                            =========     ==========    =========     =========


                                                         Repricing in
                                          ----------------------------------------
                                                          Over one
     (Gross loans, in thousands)           One year     year through       Over
                                           or less       five years     five years      Total
                                          ----------    ------------    ----------   ----------
     Fixed interest rates                  $ 15,534      $  22,738       $ 10,087      $ 48,359
     Variable interest rates                 35,784         34,008         40,759       110,551
                                           --------      ---------       --------      --------
                    Total                  $ 51,318      $  56,746       $ 50,846      $158,910
                                           =========     ==========     =========     =========

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

ASSET QUALITY
NONACCRUAL, PAST DUE AND MODIFIED LOANS

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of March 31, 1996, is adequate to absorb losses inherent in the loan portfolio, additional declines in the local economy may result in increased losses than cannot be reasonably predicted at this time.

At March 31, 1996, the loan loss reserve was $5.3 million as compared to $5.4 million at December 31, 1995. The ratio of the loan loss reserve to total outstanding loans and leases was 3.28% at March 31, 1996, and 3.42% at December 31, 1995. The coverage ratio, or the ratio of loan loss reserves to nonperforming assets was 75.10% at March 31, 1996, and 68.19% at December 31, 1995, respectively. Nonperforming assets consist of nonperforming loans plus other real estate owned ("OREO") and other foreclosed personalty. The Company's nonperforming loans fall within two categories: loans past due greater than 90 days and still accruing interest, and loans on nonaccrual status. The level of loan loss reserves reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service areas.

In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status, or (iii) unless the loan is an SBA guaranteed loan and a deferral period has been negotiated.. When a loan reaches "nonaccrual" status, any interest accrued on such a loan is reversed and charged against current income. At March 31, 1996, and December 31, 1995, the Company had $546 thousand and $101 thousand of loans past due more than 90 days and still accruing interest and nonaccrual loans of $3.5 million and $4.3 million, respectively.

The Company's OREO balances remained consistent at $2.7 million from December 31, 1995, to March 31, 1996. The Company did sell three OREO properties and foreclosed on three OREO properties for nearly equivalent amounts, resulting in no change in the OREO balance since year end. At March 31, 1996, the Company's OREO consisted of nine commercial properties with carrying values totaling $2.1 million and two parcels of land zoned for residential purposes valued at $628 thousand. OREO is carried at the lower of cost or current fair market value less estimated selling costs in the consolidated balance sheets as a component of other assets. During the quarters ended March 31, 1996, and 1995, the Company incurred net property maintenance expenses of $32 thousand and $37 thousand, respectively.

TDRs are loans on which the borrower has failed to perform under the original terms of the obligation. As of March 31, 1996, and December 31, 1995, the Company had TDRs totaling $3.6 million and $3.3 million of such loans that have been performing in accordance with their restructured terms for some minimum period of time, typically at least six months.

DEPOSITS
Total deposits at March 31, 1996, decreased slightly $252 thousand from $236.1 million at December 31, 1995. Average deposits increased slightly for the first quarter of 1996 due to the Company's TCD promotion at year end and offset by slight declines in average demand and savings deposits.


                                        QUARTER ENDED                     FISCAL YEAR ENDED
                                        March 31, 1996                    December 31, 1995
                              ----------------------------------   ----------------------------------
                               Avg. bal.    Rate (1)  % of total    Avg. bal.    Rate(1)   % of total
- -----------------------------------------------------------------------------------------------------
(Dollars in thousands)
Demand deposits               $  61,301                26.89%      $  62,980                 27.63%
NOW/MMDA                         49,466      2.28%     21.69%         52,895      2.63%      23.21%
Savings                          25,542      1.98%     11.20%         27,707      2.36%      12.16%
TCDs                             91,703      5.40%     40.22%         84,337      5.12%      37.00%
- -----------------------------------------------------------------------------------------------------
   Deposits                   $ 228,012               100.00%      $ 227,919                100.00%
=====================================================================================================

(1)  Annualized.

The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:

                                                March 31, 1996
                                                  Maturing in
- ---------------------------------------------------------------------------------------------------------
                                            Over three         Over six
                           Three months    months through    months through         Over
                              or less        six months       twelve months     twelve months      Total
- ---------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Under $100,000                $25,724         $12,540           $17,938            $5,098         $61,300
$100,000 and over              12,138           4,577            14,468               711          31,894
- ---------------------------------------------------------------------------------------------------------
          Total               $37,862         $17,117           $32,406            $5,809         $93,194
=========================================================================================================


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

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (cash and cash equivalents, federal funds sold, interest-bearing deposits with other financial institutions and investment securities, less investment securities held to maturity, pledged securities, and outgoing cash letters) as a percentage of average assets of the Company during the quarter ended March 31, 1996, was 24.2% as compared to 24.0% for the corresponding period in 1995. The average loan to deposit ratios for the Company at March 31, 1996, and December 31, 1995, were 66.6% and 64.5%, respectively.

The following table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities as of March 31, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms.

Certain shortcomings are inherent in the method of analysis presented in the following table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees and at different times to changes in market interest rates. Also, loan prepayments and early withdrawals of certificates of deposit could cause the interest sensitivities to vary from those which appear in the table.

                                                              Three months    One year
                                                Three months     through      through         Over
(In thousands)                                     or less    twelve months  five years    five years      Total
- -------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
   Federal funds sold                            $ 39,350      $      -       $      -      $      -       $ 39,350
   Investment securities (1)                                      5,998          2,955        37,945         46,898
   Loans (2)                                      112,905        13,180         22,738        10,087        158,910
- -------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets          $152,255      $ 19,178       $ 25,693      $ 48,032       $245,158
- -------------------------------------------------------------------------------------------------------------------
INTEREST-BEARING LIABILITIES
   Interest-bearing demand and
        savings deposits                         $ 78,476      $      -       $      -      $      -       $ 78,476
   Time certificates of deposit                    37,862        49,523          5,809             -         93,194
   Other borrowings and interest-
       bearing liabilities                              -             -              -             -              -
- -------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities        $116,338      $ 49,523       $  5,809      $      -       $171,670
- -------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                    $ 35,917      $(30,345)      $ 19,884      $ 48,032
Cumulative interest rate sensitivity gap           35,917         5,572         25,456        73,488
Cumulative interest rate sensitivity gap
   as a percentage of total interest-
   earning assets                                   14.65%         2.27%         10.38%        29.98%

- ----------------------------------------------------
      (1)  excludes unrealized loss
      (2)  Loans exclude nonaccrual loans of     $  3,524

At March 31, 1996, the Company's rate sensitive balance sheet was shown to be in a positive gap position. The gap between assets and liabilities that reprice within 3 months was $35.9 million or 14.65% of assets. The cumulative positive gap decreases to $5.6 million or 2.27% of total assets that mature or reprice within one year. After one year, the cumulative positive gap increases. A positive gap implies that the Company is asset sensitive, and therefore subject to a decline in net interest income as interest rates decline. In a relatively stable interest rate environment that follows a rise in interest rates, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing the net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 37% of the variable rate loans to mitigate the effect on net interest margin if interest rates decline. The Company's held-to-maturity investment portfolio consists primarily of fixed-rate mortgage-backed securities with final maturities principally of over ten years.

CAPITAL RESOURCES
The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debts, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk (including no undue interest rate exposure), excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay "well capitalized", as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposits insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. Under the terms of a Consent Order entered into between Frontier and the OCC on March 29, 1993, Frontier must maintain a Tier 1 risk based capital ratio of 9.50% and a leverage capital ratio of 7.0%. As of March 31, 1996, the capital ratios of the Company and the Banks exceeded the "well capitalized" thresholds prescribed in the rules, as reported in the following table:

                                            COMPANY           VENTURA COUNTY NATIONAL BANK         FRONTIER BANK, N.A.
                                  ------------------------    ----------------------------    ---------------------------
(In thousands)                       Amount          %          Amount                %          Amount              %
                                  -----------     --------    -----------          -------    -----------        --------
Leverage ratio                       $30,890       11.80%        $18,229            10.52%       $ 8,570          10.08%
     Regulatory minimum               10,467        4.00%          6,930             4.00%         3,401           4.00%
     Excess                           20,423        7.80%         11,299             6.52%         5,169           6.08%
Risk-based ratios
     Tier 1 capital                  $30,890(a)    18.35%(b)     $18,229(a)         17.05%(b)    $ 8,570(a)       13.91%(b)
     Tier 1 minimum                    6,734        4.00%(c)       4,275             4.00%(c)      2,465           4.00%(c)
     Excess                           24,156       14.35%         13,594            13.05%         6,015           9.91%

     Total capital                   $33,034(d)    19.62%(b)     $19,596(d)         18.33%(b)    $ 9,350(d)       15.17%(b)
     Total capital minimum            13,468        8.00%          8,550             8.00%         4,930           8.00%
     Excess                           19,566       11.62%         11,080            10.33%         4,442           7.17%

- -------------------------------------------------------------------------------

(a) Includes common shareholders' equity (excluding unrealized losses on available-for-sale securities) less goodwill. The Tier 1 capital ratio is adjusted for the disallowed portion of deferred tax assets, if applicable.

(b) Risk-weighted assets of $168.4 million, $106.9 million, and $61.6 million were used to compute these percentages.

(c) Insured institutions, such as the Bank, must maintain a Tier 1 capital ratio of at least 4% or 6%, and a Total capital ratio of at least 8% or 10% in order to be categorized "adequately capitalized" or "well capitalized", respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not Applicable

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          Not Applicable




                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     13 May, 1996                   VENTURA COUNTY NATIONAL BANCORP
                                         (Registrant)

                                         By: /S/ Simone Lagomarsino
                                             ------------------------------
                                             Simone Lagomarsino
                                             Senior Vice President, C.F.O.
                                             (Principal Financial and
                                             Accounting Officer)