Form 10-Q
period 1996-06-30
VENTURA COUNTY NATIONAL BANCORP
filed 1996-08-14
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT to SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

   For the six months ending June 30, 1996.  Commission File Number 0-15814

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
          YES. [X]  NO. [_]

There were 9,228,723 shares of common stock for the registrant issued and outstanding as of August 14, 1996.



                                                      Total number of pages: 23
                                                      Exhibit index on page:  2

                        VENTURA COUNTY NATIONAL BANCORP

                                   FORM 10-Q

                                     INDEX


                                                                           PAGES
PART I    FINANCIAL INFORMATION

          ITEM 1.   Financial Statements


                    A.   Consolidated Balance Sheets                         3

                    B.   Consolidated Statements of Operations               4

                    C.   Consolidated Statements of Cash Flows               5

                    D.   Notes to Consolidated Financial Statements          6



          ITEM 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      11


PART II.  OTHER INFORMATION                                                 22

          ITEM 1.   Legal Proceedings                                       22

          ITEM 2.   Changes in Securities                                   22

          ITEM 3.   Defaults Upon Senior Securities                         22

          ITEM 4.   Submission of Matters to a Vote of Security Holders     22

          ITEM 5.   Other Information                                       22

          ITEM 6.   Exhibits and Reports on Form 8-K                        22


SELECTED FINANCIAL DATA                                                     23

Part I.
Item 1.  Financial Statements

                        VENTURA COUNTY NATIONAL BANCORP
                          Consolidated Balance Sheets


                                                                                 June 30,       December 31,
                                                                                    1996             1995
                                                                               -----------      ------------
(Dollars in thousands)                                                         (Unaudited)       (Audited)
ASSETS
Cash and due from banks                                                            $ 18,591         $ 19,920
Federal funds sold                                                                   37,050           47,450
Interest-bearing deposits                                                              -                 100

Securities held-to-maturity, at amortized cost:
   fair value 1996 - $9,728; 1995 - nil                                               9,923             -
Securities available-for-sale, at fair value                                         34,912           36,588

Loans, net of unearned income                                                       167,841          157,765
               Allowance for loan losses                                             (5,056)          (5,401)
                                                                                   --------         --------
               Loans, net                                                           162,785          152,364
                                                                                   --------         --------
Premises and equipment, net                                                           2,194            2,371
Other assets                                                                          8,321            8,963
                                                                                   --------         --------
   TOTAL ASSETS                                                                    $273,776         $267,756
                                                                                   ========         ========

LIABILITIES
Deposits:
   Noninterest-bearing                                                             $ 74,772         $ 68,074
   Interest-bearing demand and savings                                               77,717           77,085
   Time certificates of deposit                                                      87,946           90,913
                                                                                   --------         --------
   Total deposits                                                                   240,435          236,072
                                                                                   --------         --------
Accrued interest payable and other liabilities                                        4,893            2,225
                                                                                   --------         --------
   Total Liabilities                                                                245,328          238,297
                                                                                   --------         --------
SHAREHOLDERS' EQUITY
Common stock, no par value: 20,000,000
   shares authorized; 9,228,723 and 9,226,723 shares issued
   and outstanding in 1996 and 1995, respectively                                    37,029           37,025
Retained deficit                                                                     (7,504)          (6,951)
Unrealized loss on available-for-sale securities, net of taxes                       (1,077)            (615)
                                                                                   --------         --------
   Total Shareholders' Equity                                                        28,448           29,459
                                                                                   --------         --------
   TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                                      $273,776         $267,756
                                                                                   ========         ========

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                     Three Months Ending June 30,   Six Months Ending June 30,
                                                                     ----------------------------   --------------------------
                                                                         1996             1995         1996           1995
                                                                     -----------      -----------   ----------     -----------
(Dollars in thousands)
INTEREST INCOME
   Loans and leases                                                     $ 4,130           $4,053      $ 8,178         $ 8,202
   Deposits with financial institutions                                       -                8            1              16
   Investment securities                                                    762              727        1,499           1,398
   Federal funds sold                                                       501              362          908             723
                                                                        -------           ------      -------         -------
       Total interest income                                              5,393            5,150       10,586          10,339
                                                                        -------           ------      -------         -------
INTEREST EXPENSE
   Deposits and other borrowings                                          1,628            1,571        3,264           3,116
                                                                        -------           ------      -------         -------
       Total interest expense                                             1,628            1,571        3,264           3,116
                                                                        -------           ------      -------         -------

NET INTEREST INCOME                                                       3,765            3,579        7,322           7,223
   Provision for loan losses                                                  -              155            -             510
                                                                        -------           ------      -------         -------
Net interest income after provision for loan losses                       3,765            3,424        7,322           6,713

Noninterest income:
   Service charges on deposit accounts                                      288              245          563             480
   Loan servicing fees                                                       17               23           47              64
   Other fees and charges                                                   104               82          176             153
   (Loss) on sales of  investment securities                                (18)               6          (86)              6
   Gain on sales of  SBA loans                                               91               63          271             318
   Other income                                                             161               15          161              19
                                                                        -------           ------      -------         -------
       Total noninterest income                                             643              434        1,132           1,040
                                                                        -------           ------      -------         -------
Noninterest expense:
   Salaries and employee benefits                                         1,498            1,607        3,059           3,245
   Occupancy, net                                                           342              404          736             862
   Equipment                                                                158              163          324             355
   Professional fees                                                        263              161          639             433
   Data processing                                                          152              155          307             313
   Other real estate owned                                                   98             (137)         130            (100)
   Courier services                                                          59               71          120             140
   Office supplies and office expense                                       139              123          261             247
   FDIC/OCC assessments                                                     104              179          204             385
   Advertising and promotion                                                148              116          310             231
   Provision for legal judgement                                          2,500                -        2,500               -
   Other                                                                    450              492          805             845
                                                                        -------           ------      -------         -------
       Total noninterest expense                                          5,911            3,334        9,395           6,956
                                                                        -------           ------      -------         -------
Income/(loss) before provision for income taxes                          (1,503)             524         (941)            797
   Income tax benefit                                                       624                -          388               -
                                                                        -------           ------      -------         -------
NET INCOME/(LOSS)                                                       $  (879)          $  524      $  (553)        $   797
                                                                        =======           ======      =======         =======
Weighted average number of shares outstanding (in thousands)              9,229            6,401        9,228           6,384
                                                                        =======           ======      =======         =======
Earnings/(loss) per share                                               $ (0.10)          $ 0.08      $ (0.06)        $  0.12
                                                                        =======           ======      =======         =======
Earnings/(loss) per share, fully-diluted                                $ (0.10)          $ 0.08      $ (0.06)        $  0.12
                                                                        =======           ======      =======         =======

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Cash Flows


Six  months ending June 30,                                                                       1996             1995
                                                                                                 -------------------------
(Dollars in thousands)                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                                               $   (553)       $   797
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                                                            -            510
    (Gain) on sale of fixed assets                                                                       9             (2)
    (Gain) on sale of SBA loans                                                                       (271)          (318)
    Loss on sale of available-for-sale investment securities                                            86             (6)
    Net amortization of premiums (accretion of discount) on investment securities                      260           (146)
    Net change in deferred loan fees                                                                   (13)           (13)
    Depreciation and amortization                                                                      282            286
    Provision for deferred income taxes                                                                 55              -
    (Increase)/decrease in accrued interest receivable and other assets                                 10           (463)
    (Decrease) in accrued interest payable and other liabilities                                     2,542           (575)
                                                                                                  --------        -------
      Net cash provided by operating activities                                                      2,407             70
                                                                                                  --------        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of available-for-sale investment securities                                    13,241          4,193
  Proceeds from maturities of available-for-sale investment securities                               8,769            534
  Proceeds from maturities of held-to-maturity investment securities                                 1,219         10,164
  Purchase of investment securities, available-for-sale                                            (20,684)        (4,859)
  Purchase of investment securities, held-to-maturity                                              (11,452)        (3,997)
  Change in Federal funds sold                                                                      10,400         (4,250)
  Change in deposits with financial institutions                                                       100             (1)
  Proceeds from sale of SBA loans                                                                    1,983            187
  Loans funded, net of payments received                                                           (12,693)         8,368
  Proceeds from sale of fixed assets and other assets                                                   48              2
  Purchase of fixed assets                                                                            (162)          (519)
  Proceeds from sale of other real estate owned                                                      1,128          1,920
                                                                                                  --------        -------
      Net cash provided by (used in) investing activities                                           (8,103)        11,742
                                                                                                  --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(decrease) in demand deposits, NOW accounts and savings
    accounts                                                                                         7,330         (8,215)
  Increase/(decrease) in time certificates of deposit                                               (2,967)        (4,943)
  Issuance of common stock                                                                               4          5,676
                                                                                                  --------        -------
      Net cash provided by (used in) financing activities                                            4,367         (7,482)
                                                                                                  --------        -------

Increase/(decrease) in cash and cash equivalents                                                    (1,329)         4,330

Cash and cash equivalents, beginning of period                                                      19,920         11,442
                                                                                                  --------        -------
Cash and cash equivalents, end of period                                                          $ 18,591        $15,772
                                                                                                  ========        =======

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Interest payments                                                                               $  3,321        $ 3,103
  Income tax payments                                                                                    1              -
  OREO foreclosure                                                                                     674             67

                        VENTURA COUNTY NATIONAL BANCORP
                   Notes to Consolidated Financial Statements
                 (Unaudited, except for information as of and
                     for the year ended December 31, 1995)

NOTE 1 - BASIS OF PRESENTATION

The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for bank holding companies and banks, and predominant banking industry practice. The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending June 30, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1995.

The Consolidated Financial Statements include the accounts of the Company and the following subsidiaries: Ventura County National Bank, ("Ventura") and Frontier Bank, N.A., ("Frontier"), (jointly, "the Banks"), and Ventura County Management Services Company, Inc., the last company is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents:
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Securities:
The Company's securities portfolio includes U.S. Treasury and U.S. federal agency securities. The Company has classified its investment securities as held-to-maturity or as available-for-sale; the Company has no trading account assets.

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

The Company sells SBA loans and retains servicing. At the time of sale, an evaluation is made of the contractual servicing fee, which is represented by the differential between the contractual interest rate of the loan and the interest rate payable to the investor. The present value of the amount by which the contractual servicing fee exceeds a normal servicing fee, or the Company's cost of servicing such loans plus a normal profit, whichever is greater, is determined. The amount necessary to enhance the yield of the unguaranteed portion of the SBA loan sold is also determined. The amount of the present value of the contractual servicing fee income less the amount necessary for the yield enhancement, is recognized as a servicing fee over the life of the related loans. If the present value of the servicing fee is less than the amount necessary for the yield enhancement of the unguaranteed portion, then a liability is created and the difference is amortized over the life of the related loans. If the present value of the servicing fee is greater than the amount necessary for fee enhancement, an asset is not created, instead servicing fee income is recognized over the life of the loan. Loan servicing costs are charged to expense as incurred.

NOTE 1 - BASIS OF PRESENTATION - CON'T

Accounting for Stock Based Compensation:
The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. This statement does not require the application of the fair value method and allows the continuance of the current accounting method, which requires accounting for stock compensation awards based on their intrinsic value as of the grant date. However, SFAS No. 123 requires proforma disclosure of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in this Statement had been applied. The accounting and disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected not to adopt the fair value provisions of this Statement.


NOTE 2 - INVESTMENT SECURITIES

As a result of a temporary decline in the market value of securities-available-for-sale, the Company recorded unrealized losses totaling $1.1 million and $615 thousand, which are included in shareholders' equity on the consolidated balances sheets at June 30, 1996, and December 31, 1995, respectively. The decline in the market value of the portfolio reflects the current interest rate environment; such decline is deemed temporary in nature.

The amortized cost and estimated fair values of investment securities as of June 30 1996, and December 31, 1995, are as follows:


                                                    SECURITIES AVAILABLE FOR SALE
                                                         Gross         Gross       Estimated
                                          Amortized    Unrealized    Unrealized      Fair
June 30, 1996                               Cost         Gains        (Losses)      Value
- -------------                             ---------    ----------    ----------    ---------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                $ 8,981      $   89       $   -         $ 9,070
Mortgage-backed securities                  24,926         152        (641)         24,437
Federal Reserve Bank and FHLB Stock          1,405           -           -           1,405
                                           -------      ------       -----         -------
                  Total                    $35,312      $  241       $(641)        $34,912
                                           =======      ======       =====         =======


December 31, 1995
- -----------------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                $13,491      $   85       $  (1)        $13,575
Mortgage-backed securities                  21,882         230        (464)         21,648
Federal Reserve Bank and FHLB Stock          1,365           -           -           1,365
                                           -------      ------       -----         -------
                  Total                    $36,738      $  315       $(465)        $36,588
                                           =======      ======       =====         =======


                                                      SECURITIES HELD TO MATURITY
                                                         Gross         Gross       Estimated
                                          Amortized    Unrealized    Unrealized      Fair
June 30, 1996                               Cost         Gains        (Losses)      Value
- -------------                             ---------    ----------    ----------    ---------
(Dollars in thousands)
US Treasury securities and obligations
  of US government agencies                $    -       $    -       $   -        $     -
Mortgage-backed securities                  9,923            -        (195)         9,728
Federal Reserve Bank and FHLB Stock             -            -           -              -
                                           ------       ------       -----         ------
                  Total                    $9,923       $    -       $(195)        $9,728
                                           ======       ======       =====         ======

NOTE 2 - INVESTMENT SECURITIES - CON'T

FHLB and Federal Reserve Bank stocks are not deemed marketable equity securities, as they are not traded on a registered security exchange, and are carried at cost. Securities with a fair value of $6.7 million on June 30, 1996, were pledged as required by law.

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

Loans are classified as impaired loans when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The majority of the Company's impaired loans represent loans placed on nonaccrual status. Nonaccrual loans are those which are past due 90 days as to either principal or interest, or earlier when payment in full of principal or interest is not expected. When a loan is placed on nonaccrual status, interest accrued but not received is reversed against interest income. Thereafter, interest income is no longer recognized and the full amount of all payments received, whether principal or interest, are applied to the principal balance of the loan. A nonaccrual loan may be restored to an accrual basis when principal and interest payments are current, and full payment of principal and interest is expected.

Loans are generally carried at the principal amount outstanding, net of unearned discounts and deferred fees. Purchased loans are generally carried at the principal amount outstanding, net of any unamortized discounts or premiums. Interest on loans, other than certain mortgage loans, is calculated using the simple interest method. Interest income on discounted loans is generally recognized over the estimated life of the loans based on methods that approximate the interest method. Net deferred loan origination fees are amortized to interest income over the contractual lives of the related loans using methods that approximate the interest method.

NOTE 3 - LOANS AND LOAN LOSS RESERVES - CON'T

The following table summarizes the balances and changes in the allowance for loan losses:


                                                      Six months ended                     Six months ended
                                                          June 30,                             June 30,
                                                           1996                                 1995
                                                      ----------------                     ----------------
Average balance of gross loans outstanding                $161,895                             $161,607
                                                          ========                             ========

Gross loan balance at end of period                       $167,841                             $155,614
                                                          ========                             ========

Allowance at beginning of period                          $  5,401                             $  8,261
Charge-offs:
   Commercial                                                  303                                2,037
   Real estate                                                  39                                  166
   Installment                                                  93                                  157
   Losses on loans sold                                        108
                                                          --------                             --------
               Total charge-offs                               543                                2,360

Recoveries:
   Commercial                                                  180                                  169
   Real estate                                                   5                                   29
   Installment                                                  13                                    8
   Losses on loans sold                                          -                                    -
                                                          --------                             --------
               Total recoveries                                198                                  206

Net charge-offs                                                345                                2,154
Provision charged to expense                                     -                                  510

Allowance at end of period                                $  5,056                             $  6,617
                                                          ========                             ========
Ratio of allowance for loan losses to loans
   outstanding at end of period                               3.01%                                4.25%
Ratio of allowance for loan losses to
   nonperforming assets at end of period                     93.68%                               83.54%
Ratio of annualized net charge-offs to
   average loans                                              0.43%                                1.33%

At June 30, 1996, the Company had loans representing $1.0 million classified as impaired with a specific reserve of $271 thousand and $2.2 million of its loans impaired with no specific loss reserve determined in accordance with SFAS No.
114. However, the company has a general reserve in its allowance for loan loss that management currently believes is sufficient to cover any potential losses due to impaired loans that do not have specific reserves. The average recorded investment in impaired loans during the six months ended June 30, 1996, was $3.9 million. Loans classified as impaired at June 30, 1996 included $2.1 million of commercial real estate loans, $822 thousand of commercial loans, $152 thousand of personal loans and $85 thousand of residential loans. Once a loan has been identified as impaired, the Company discontinues recognition of interest income and applies the full amount of all payments received, whether principal or interest, to the principal balance of the loan until all principal is paid off. Then payments are posted to interest until all contractual payments have been made. Interest income that would have been collected during the first 6 months of 1996 and 1995 on nonaccrual loans had they performed in accordance with their original terms was approximately $110 thousand and $217 thousand, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. Commercial and standby letters of credit totaled approximately $
2.4 million and $2.5 million at June 30, 1996, and December 31, 1995, respectively. In addition, the Banks had unfunded credit commitments of $ 41.9 million and $36.3 million at June 30, 1996, and December 31, 1995, respectively.

The Company uses the same credit policies in making commitments and conditional obligations as it does in extending loan facilities to customers. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

NOTE 5 - COMMON STOCK AND STOCK OPTIONS

During 1991, the Company's Board of Directors and shareholders adopted the Ventura County National Bancorp 1991 Stock Option Plan (1991 Plan). The 1991 Plan provides that incentive stock options may be granted to full-time salaried officers and management level employees of the Company or its subsidiaries for a term of 10 years exercisable at 20% annually at the fair market value at the date of the grant. The 1991 Plan also provides that nonqualified stock options may be granted to directors, key full-time salaried officers and management level employees of the Company or its subsidiaries for a term of 10 years, exercisable at 20% annually at the fair market value at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; no dividend yield for either year; expected volatility of 43 percent; risk-free interest rates of 6.6 percent; and expected lives of 10 years. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income or loss and earnings or loss per share would have been adjusted to the pro forma amounts indicated below:


                                                                             Six months ending
                                                                          June 30,        June 30,
                                                                            1996            1995
                                                                        --------------------------
        Net Income(loss)                           As reported          $(553,000)        $797,000
                                                   Pro forma            $(573,000)        $785,000

        Primary Earnings(loss) Per Share           As reported          $   (0.06)        $   0.12
                                                   Pro forma            $   (0.06)        $   0.12

        Fully Diluted Earnings(loss) Per Share     As reported          $   (0.06)        $   0.12
                                                   Pro forma            $   (0.06)        $   0.12

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

OVERVIEW

The Company reported a net loss of $553 thousand for the first six months of 1996 compared to earnings of $797 thousand for the first six months of 1995. Although both of the subsidiary banks were profitable, the loss is the direct result of an accrual pursuant to a $2.5 million jury verdict against the Company which is being appealed. The jury ruling came in connection with a damage suit filed by the Company against a former officer and the Company's former attorneys, as well as a cross claim which was filed against the Company by the former officer. The Company received a pretrial settlement of $950 thousand in connection with its claim against its former attorneys. The net, after tax effect of the accrual, the related costs, and the receipt of the $950 thousand, was a charge to earnings of approximately $1.5 million. The earnings growth and improving asset quality by the subsidiary banks have assisted in reducing the impact of the accrual.

Net interest income improved slightly in the first six months of 1996. Net interest income increased to $7.3 million from $7.2 million in the first half of 1996 as compared to the first half of 1995. The net interest margin decreased to 6.08% for the six months ended June 30, 1996, compared to 6.23% for the prior year. The decrease in the net interest margin can be attributed to higher interest rates paid on time deposits and due to the slightly lower prime rate and fed funds rate.

Noninterest income was $1.1 million and $1.0 million for the six months ended June 30, 1996, and 1995, respectively. The Company benefited from an additional $84 thousand in service charge fee income in addition to other small increases in other non interest income . These increases were offset by a loss of $86 thousand on the sale of investment securities for the period.

Operating expenses increased from $6.9 million for the six months ended June 30, 1995, to $9.4 million for the six months ended June 30, 1996. The increase in operating expense is largely the result of the accrual for the above mentioned legal action. Absent this accrual, noninterest expense was very little changed from the prior period. Decreases were observed in Salary and Benefits, FDIC insurance and Occupancy. These decreases were offset by an increase in Professional Fees, OREO expense and Advertising.

Total assets were increased slightly to $273.8 million at June 30, 1996, as compared to $267.8 million at year-end 1995. Gross loans increased to $167.8 million at June 30, 1996, from $157.8 million at December 31, 1995.

The OCC recently completed its regular examination of Frontier and has indicated that it intends to terminate the consent order which Frontier entered into with the OCC on March 29, 1993. The Company remains subject to a Memorandum of Understanding with the Federal Reserve Bank.

The following table summarizes key performance indicators pertaining to the Company's operating results. Average balances are computed using daily averages.


Six Months ended June 30,                           1996          1995
- -------------------------                           ----          ----
(In thousands, except per share amounts)
Return on average assets (1)                        -0.42%          0.64%
Return on average shareholders' equity (1)          -4.11%          7.82%
Net income/(loss)                                $   (553)      $    797
Earnings/(loss) per share                        $  (0.06)      $   0.12
Total average assets                             $264,965       $250,877

(1)  Annualized

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the difference between interest earned on assets and interest paid on liabilities. The net interest margin is net interest income expressed as a percentage of average interest-earning assets. Interest income and expense are affected by changes in the volume and mix of average interest earning-assets and interest-bearing deposits and other liabilities, as well as fluctuations in interest rates. The following table sets forth certain information concerning average interest-earning assets and average interest-bearing liabilities and the yields and rates thereon. The table also sets forth a summary of the changes in interest income and interest expense resulting from changes in average interest rates (rate) and changes in average asset and liability balances (volume) for the periods indicated. Average balances are average daily balances. Nonaccrual loans are included in total average loans outstanding.


                                                         June 30, 1996                       June 30, 1995
                                                 --------------------------------    -------------------------------
                                                                          Yield/                             Yield/
                                                 Avg. bal.    Interest    Rate(1)    Avg. bal.   Interest    Rate(1)   Rate   Volume
                                                 ---------    --------    -------    ---------   --------    -------   ----   ------
Commercial, financial, agricultural and SBA (2)  $146,697      $ 7,450    10.18%     $138,070     $ 7,028    10.26%   $(150)  $ 572
Real estate, mortgage                               6,254          273     8.75%        8,755         361     8.32%      50    (138)
Real estate, construction                           1,538          100    13.04%        5,564         359    13.01%       3    (262)
Installment                                         7,367          353     9.61%        9,127         448     9.90%     (13)    (82)
Lease financing                                        39            2    10.28%           91           6    13.30%      (1)     (3)
                                                 --------      -------    -----      --------     -------    -----    -----   -----
Loans, net of deferred fees (3)                  $161,895      $ 8,178    10.16%     $161,607     $ 8,202    10.23%   $ (66)  $  42
Investment securities                              45,818        1,499     6.58%       46,709       1,398     6.04%     172     (71)
Federal funds sold and other                       34,326          909     5.33%       25,459         739     5.85%    (176)    346
                                                 --------      -------    -----      --------     -------    -----    -----   -----
   Total interest earning assets/interest income $242,039      $10,586     8.80%     $233,775     $10,339     8.92%   $(338)  $ 585
                                                 --------      -------    -----      --------     -------    -----    -----   -----
Cash and due from banks                            17,202                              16,060
SFAS 115 unrealized gain (loss)
Allowance for loan losses                          (5,239)                             (8,163)
Premises and equipment                              2,330                               1,886
OREO                                                2,704                               3,167
Other assets                                        5,929                               4,152
Noninterest earning assets                         22,926                              17,102
                                                 --------      -------    -----      --------     -------    -----    -----   -----
                   Total assets                  $264,965                            $250,877
                                                 ========      =======    =====      ========     =======    =====    =====   =====
   NOW/MMDA                                        50,342          590     2.35%       52,940         731     2.78%    (107)    (34)
   Savings                                         25,732          254     1.98%       28,595         340     2.40%     (55)    (31)
   TCDs                                            91,674        2,420     5.29%       85,526       2,041     4.81%     220     159
Other interest-bearing liabilities                                                        125           4     6.45%      (2)     (2)
                                                 --------      -------    -----      --------     -------    -----    -----   -----
   Total interest-bearing liabilities/interest
     expense                                     $167,748      $ 3,264     3.91%     $167,186     $ 3,116     3.76%   $ 136   $  12
                                                 --------      -------    -----      --------     -------    -----    -----   -----
Demand deposits                                    64,701                              61,589
Other liabilities                                   5,491                               1,614
                                                 --------      -------    -----      --------
                   Total liabilities              237,940                             230,389
                                                 --------      -------    -----      --------
Shareholders' equity                               27,025                              20,488
                                                 --------      -------    -----      --------     -------    -----    -----   -----
            Total liabilities and equity         $264,965                            $250,877
                                                 ========      =======    =====      ========     =======    =====    =====   =====
   NET INTEREST INCOME/(LOSS)/NET INTEREST
     MARGIN                                                    $ 7,322     6.08%                  $ 7,223     6.23%   $(377)  $ 476

(1)  Annualized.

(2) Includes loans held available for sale $2.5 million and $2.0 million at June 30, 1996 and 1995, respectively.

(3) Includes loans on nonaccrual status of approximately $2.4 million and $8.5 million at June 30, 1996 and 1995, respectively. The amounts of interest income forgone on loans that were on nonaccrual status at June 30, 1996 and 1995 were approximately $110 thousand and $217 thousand, respectively. Interest income on loans includes amortization of net loan (costs) or fees of approximately $(7) thousand and $83 thousand for the quarters ended June 30, 1996 and 1995, respectively.



Net interest income increased slightly to $7.3 million for the six months ended June 30, 1996, and 1995, respectively, despite a slight decrease in the net interest margin from 6.23% at June 30, 1995 to 6.08% at June 30, 1996. Average yields on earning assets for the first six months of 1996 decreased by 12 basis points to 8.80% from 8.92% for the first six months of 1995. Average funding costs for the first quarter of 1996 increased by 17 basis points to 3.91% from 3.74% for the first six months of 1995.

NET INTEREST INCOME AND NET INTEREST MARGIN - CON'T

Interest income increased slightly to $10.6 million during the first half of 1996, compared to $10.3 million for the same period in 1995. This increase was primarily due to an $8.3 million increase in earning assets, the majority of which was fed funds sold and the commercial, financial, agricultural and SBA loan portfolio. Total loans remained relatively unchanged at $161.9 million on average compared to $161.6 million on average in 1995. However the composition of the loan portfolio changed. Commercial, financial, agricultural and SBA loans increased and decreases were noted in all of the other loan categories with the most significant decrease in the real estate construction portfolio.

The earnings generated from the increased volume in earning assets were partially offset by the reduction in rates of 12 basis points. The rate reduction is evidenced in the commercial, financial, agricultural and SBA loan portfolio which experienced a reduction of 8 basis points. A large portion of these loans are tied to the prime rate and the prime rate was 9.0% during most of the first half of 1995 while the prime rate was 8.25% during most of the first half of 1996. Additionally the rate on fed funds sold dropped from 5.85% in the first six months of 1995 to 5.33% during the first six months of 1996 which also had a negative impact on interest income. Average yields on total loans were relatively unchanged decreasing 7 basis points from 10.23% in 1995 to 10.16% for six months ending June 30, 1996. Average yields on investments increased by 54 basis points as a result of the shift in the portfolio from U.S. Treasury securities to higher yielding mortgage backed securities. Average yields on fed funds sold decreased 52 basis points from the prior year, primarily as a result of the federal reserve bank lowering short term interest rates.

Interest expense Increased from $3.1 million during the first six months of 1995 compared to $3.3 million during the first six months of 1996. The increase is primarily a result of the increased rates paid on the deposit accounts of 15 basis points. This increase was primarily due to the change in the composition of the deposits. Certificates of deposit, the highest costing deposits increased $6.1 million from the prior year while the rate paid on them increased 48 basis points. During December, 1995, Ventura had a marketing promotion which raised $8.0 million in new certificates of deposit at a rate of 6.0%. The strategy was to develop relationships with these customers. A majority of the 6.0% certificates of deposit matured in June, 1996 and most of funds remained with the bank at current market rates. Rates have decreased during the first six months of 1996 for the NOW accounts, money market accounts and savings accounts. The NOW and money market rates have decreased 43 basis points from 2.78% to 2.35% while the savings rates have decreased 42 basis points from 2.40% to 1.98%. Total NOW and money market deposits averaged $2.6 million less during the first six months of 1996 compared to 1995 while savings accounts averaged $2.8 million. Total interest bearing deposits remained relatively unchanged averaging $167.7 during the first half of 1996 compared to 167.2 in 1995, however non-interest bearing demand deposits increased $3.2 million on average in the same period.

PROVISION FOR LOAN LOSSES

During the first six months of 1996, due to the Company's improved asset quality, the Company recorded no provision for loan losses compared to $155 thousand for the quarter and $510 thousand for the six months ended June 30, 1995. Gross loan charge-offs totaled $389 thousand for the quarter and $543 thousand for the six months ended June 30, 1996, compared to $2.0 million for the quarter and $2.4 million for the six months ended June 30, 1995. Recoveries totaled $110 thousand for the quarter and $198 thousand for the six months ended June 30, 1996, compared to $111 thousand for the quarter and $206 thousand for the six months ended June 30, 1995. Nonaccrual loans decreased from $4.3 million at year-end 1995 to $2.4 million at June 30, 1996. Management believes that current reserve levels are adequate. (Please refer to NOTE 3 -LOANS.)

NONINTEREST INCOME

Noninterest income increased $92 thousand to $1.1 million for the six months ending June 30, 1996, from $1.0 million for the six months ending June 30, 1995. Most of the increase is the result of increased service charges and other income which was partially offset by a nonrecurring loss on the sale of investment securities of $86 thousand. Service charges on deposit accounts increased $83 thousand for the six months ended June 30, 1996, as the Company increased its core deposit base. The Company changed its strategy to retain the guaranteed portion of some of the SBA Loans originated at Frontier Bank which had a negative impact on non-interest income.(See Management's Discussion "Loans")

NONINTEREST EXPENSE

The following table sets forth information by category on the Company's noninterest expense for the periods indicated:

        Six month periods ended June 30,                              1996                1995
       --------------------------------                             -------             -------
        (Dollars in thousands)
        Salaries and employee benefits                              $3,059               $3,245
        Occupancy, net                                                 736                  862
        Equipment                                                      324                  355
        Professional fees                                              639                  433
        Data processing                                                307                  313
        Other real estate owned                                        130                 (100)
        Courier services                                               120                  140
        Office supplies and office expense                             261                  247
        FDIC/OCC assessments                                           204                  385
        Advertising and promotion                                      310                  231
        Provision for legal judgement                                2,500                   -
        Other                                                          805                  845
                                                                    ------               ------
              Total noninterest expense                             $9,395               $6,956
                                                                    ======               ======

        Annualized noninterest expense as a %
          of average earning assets                                   7.81%                5.98%
        Efficiency ratio                                            111.13%               84.18%


The Company reported noninterest expense of $9.4 million for the first six months of 1996 as compared to $7.0 million for the first six months of 1995. The net increase reflects the accrual for the legal judgment, increased professional fees, expenses related to other real estate owned and advertising expenses, which are partially offset by decreases in salaries and benefits, occupancy, equipment, and FDIC assessments.

The Company continues to make improvements in its overall operating efficiency. Noninterest expense as a percentage of average earning assets has increased significantly due to the accrual for legal proceedings posted in the six months ended June 30, 1996. The Company's efficiency ratio, which is noninterest expense divided by the sum of net interest income plus noninterest income, increased during the period ended June 30, 1996, mainly as a result of the legal accrual and losses on sales on investment securities. If the efficiency ratio calculation is adjusted for these two nonrecurring items, the ratio improved by 99 basis points.

The decrease in salaries for the six months ended June 30, 1996, compared to the previous year is due to staff reductions as the number of full-time equivalent staff decreased from 131 at June 30, 1995, to 129 at June 30, 1996.

Occupancy expense decreased $126 thousand, or 15.0%, for the first six months of 1996 from $862 thousand for the first six months of 1995. Most of the decrease resulted from decreased amortization on leasehold improvements, lower rent expenses and an increase in sublease income. The Company sublet or terminated leases for office space formerly housing its administration and Wilmington branch location; the Company also negotiated a favorable renewal of the lease for its Central Operations office.

Equipment expense decreased $31 thousand primarily due to a significant decrease in depreciation and in computer maintenance expense associated with the outsourcing of data processing operations.

Professional fees incurred a significant increase of $206 thousand, or 48%, due to higher legal and consulting expenses, increased outside audit fees and increased property management fees.

FDIC assessments decreased $181 thousand as a result of lower premium rates.

FINANCIAL CONDITION
The following table provides a summary comparison of the assets and liabilities in the Company's consolidated balance sheets as of the dates indicated:

                                                      June 30,         December 31,     Amount        Percent
                                                        1996              1995          change         change
                                                      --------         ------------    ---------     ---------
  (Dollars in thousands)
  ASSETS
  Cash and cash equivalents                           $ 18,591          $ 19,920       $ (1,329)        -6.67%
  Federal funds sold                                    37,050            47,450        (10,400)       -21.92%
  Interest-bearing deposits                                 -                100           (100)           -
  Investment securities                                 44,835            36,588          8,247         22.54%
  Loans, net                                           162,785           152,364         10,421          6.84%
  Premises and equipment, net                            2,194             2,371           (177)        -7.47%
  Other assets                                           8,321             8,963           (642)        -7.16%
                                                      --------          --------       --------        ------
     TOTAL ASSETS                                     $273,776          $267,756       $  6,020          2.25%
                                                      ========          ========       ========        ======
  LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing deposits                     $ 74,772          $ 68,074       $  6,698          9.84%
     Interest-bearing demand & savings deposits         77,717            77,085            632          0.82%
     Time certificates of deposit                       87,946            90,913         (2,967)        -3.26%
                                                      --------          --------       --------        ------
                    Total deposits                     240,435           236,072          4,363          1.85%
                                                      --------          --------       --------        ------
  Accrued interest payable and other liabilities         4,893             2,225          2,668        119.91%
  Total Shareholders' Equity                            28,448            29,459         (1,011)        -3.43%
                                                      --------          --------       --------        ------
     TOTAL LIABILITIES
             AND SHAREHOLDERS' EQUITY                 $273,776          $267,756       $  6,020          2.25%
                                                      ========          ========       ========        ======

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash on hand and deposits at correspondent banks. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $2.1 million were maintained in the form of deposits with the Federal Reserve Bank at June 30, 1996.

Cash and cash equivalents decreased $1.3 million from $19.9 million at year end 1995 to $18.6 million at June 30, 1996.

FEDERAL FUNDS SOLD
The Company invests or sells its excess cash balances in overnight federal funds. Federal funds sold decreased $10.4 million as the Company increased its investment securities portfolio.

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

The Company changed its strategy to retain the guaranteed portion of some of the SBA loans originated at Frontier Bank. In order to enhance the Company's interest income in future periods as these earning assets will continue to accrue interest income. The Company may sell some or all of these loans later in the year for a variety of reasons including but not limited to liquidity needs or market value fluctuations. As of June 30, 1996, the Company had $2.5 million of these SBA loans available for sale which if sold at an 8% premium would result in a gain of $204thousand pretax and $120 thousand after-tax income. Had the Company not changed its strategy other income would have been higher by approximately $204 thousand.

During the first six months of 1996 the Company generated $29.0 million in new loan fundings and purchased a $10.0 million commercial real estate loan portfolio. The Company experienced significant paydowns/payoffs, particularly on mini-perm commercial real estate loans, which resulted in a net increase in loans of $10.0 million or 6% during the first six months of 1996. The Company sold $2.8 million of SBA loans that were originated during the first 6 months of 1996 as well as $5 million of SBA loans purchased by the Company in 1995. The Company continues to focus its marketing efforts to small and mid-sized businesses. The new originations were principally commercial lines of credit and commercial real estate loans.

LOANS  - CON'T
The following tables set forth the maturity distribution of the Company's loan portfolio (excluding nonaccrual loans) at June 30, 1996, based on remaining scheduled principal repayments; and the sensitivity of the amounts due to changes in interest rates for the Company's loan portfolio (excluding nonaccrual loans):

                                              Maturing in
                                 -----------------------------------------
                                                 Over one
(Gross loans, in thousands)      One year      year through        Over
                                 or less        five years      five years         Total
                                 --------      ------------     ----------       --------
Real estate                      $   194          $ 1,497        $ 3,897         $  5,588
Commercial                        44,633           54,473         50,655          149,761
Construction                         923            1,666           -               2,589
Installment                        2,016            2,450          3,022            7,488
                                 -------          -------        -------         --------
            Total                $47,766          $60,086        $57,574         $165,426
                                 =======          =======        =======         ========
                                              Repricing in
                                 -----------------------------------------
                                                 Over one
(Gross loans, in thousands)      One year      year through        Over
                                 or less        five years      five years         Total
                                 --------      ------------     ----------       --------
Fixed interest rates             $13,871          $22,714        $13,211         $ 49,796
Variable interest rates           33,895           37,372         44,363          115,630
                                 -------          -------        -------         --------
            Total                $47,766          $60,086        $57,574         $165,426
                                 =======          =======        =======         ========

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

ASSET QUALITY
NONACCRUAL, PAST DUE AND MODIFIED LOANS

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of June 30, 1996, is adequate to absorb losses inherent in the loan portfolio, declines in the local economy may result in increased losses than cannot be reasonably predicted at this time.

At June 30, 1996, the loan loss reserve was $5.0 million as compared to $5.4 million at December 31, 1995. The ratio of the loan loss reserve to total outstanding loans and leases was 3.01% at June 30, 1996, and 3.42% at December 31, 1995. The coverage ratio, or the ratio of loan loss reserves to nonperforming assets was 93.68% at June 30, 1996, and 67.33% at December 31, 1995, respectively. Nonperforming assets consist of nonperforming loans plus other real estate owned "OREO" and other foreclosed personalty. The Company's nonperforming loans fall within two categories: loans past due greater than 90 days and still accruing interest, and loans on nonaccrual status. The level of the loan loss reserve reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service areas.

In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status, or (iii) unless the loan is an SBA guaranteed loan and a deferral period has been negotiated. When a loan reaches nonaccrual status, any interest accrued on such a loan is reversed and charged against current income. Loans past due more than 90 days and still accruing interest increased to $714 thousand at June 30, 1996, from $101 thousand at December 31, 1995. This increase includes one loan with a balance of $280 thousand which is guaranteed by the SBA. At June 30, 1996, and December 31, 1995, the Company had nonaccrual loans of $2.4 million and $4.3 million, respectively.

The Company's OREO balances decreased to $2.1 million at June 30, 1996 from $2.7 million at December 31, 1995. Other foreclosed assets were unchanged from year end at $878 thousand. During the first six months of 1996, the company sold six properties and acquired four new properties. At June 30, 1996 , the company's OREO consisted of six commercial properties with carrying values totaling $1.2 million and three parcels of land zoned for residential purposes valued at $878 thousand. OREO is carried at the lower of cost or current fair market value less estimated selling costs in the consolidated balance sheets as a component of other assets. During the six months ended June 30, 1996, and 1995, the Company incurred net property maintenance expenses related to REO properties of $130 thousand and net income related to REO properties of $100 thousand, respectively. The income in 1995 was the result of a $140 thousand gain on sale of OREO.

Troubled debt restructured credits (TDRs) are loans on which the borrower has failed to perform under the original terms of the obligation. As of June 30, 1996, and December 31, 1995, the Company had $3.9 million and $3.3 million, respectively, of such loans that have been performing in accordance with their restructured terms for some minimum period of time, typically at least six months.

DEPOSITS
Total deposits at June 30, 1996, increased $4.3 million to $240.4 from $236.1 million at December 31, 1995. Average deposits increased slightly for the first quarter of 1996 due to the Ventura's time certificates of deposit(TCDs) promotion at year end and offset by slight declines in average demand and savings deposits.

                                                              Quarter ended                       Fiscal Year Ended
                                                              June 30, 1996                       December 31, 1995
                                                  ------------------------------------    ----------------------------------

                                                  Avg. bal.    Rate (1)     % of total     Avg. bal.      Rate    % of total
                                                  ---------    --------     ----------     ---------     -----    ----------
(Dollars in thousands)
Demand deposits                                   $ 61,301                    26.88%      $ 62,980                   27.63%
NOW/MMDA                                            49,466        2.51%       21.69%        52,895         2.63%     23.21%
Savings                                             25,542        2.01%       11.20%        27,707         2.36%     12.16%
TCDs                                                91,703        5.20%       40.22%        84,337         5.12%     37.00%
                                                  --------        -----      -------      --------         -----    -------
   Deposits                                       $228,012                   100.00%      $227,919                  100.00%
                                                  ========        =====      =======      ========         =====    =======
(1)  Annualized.


The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:

                                                                 June 30, 1996
                                                                   Maturing in
                            ----------------------------------------------------------------------------------------
                                                 Over three            Over six
                            Three months       months through       months through          Over
                               or less           six months         twelve months       twelve months         Total
                            ------------       --------------       --------------      -------------        -------
   (Dollars in thousands)
   Under $100,000              $18,711            $12,846              $21,558             $4,296            $57,411
   $100,000 and over           $ 6,915            $ 7,011              $15,976             $  632             30,534
                               -------            -------              -------             ------            -------
            Total              $25,626            $19,857              $37,534             $4,928            $87,946
                               =======            =======              =======             ======            =======

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
Liquidity management for banks requires that funds be available to pay all deposit withdrawals and maturing financial obligations and meet credit funding requirements promptly and fully in accordance with their terms. Over a very short time frame, for most banks, including the Banks, maturing assets provide only a limited portion of the funds required to pay maturing liabilities. The balance of the funds required is provided by liquid assets and the acquisition of additional liabilities, making liability management important to liquidity management.

The Banks maintain a level of liquidity that they consider adequate to meet their current needs. The Banks' principal sources of liquidity include incoming deposits, repayment of loans and conversion of investment securities. When liquidity requirements increase faster than generated, either through increased loan demand or withdrawal of deposited funds, the Banks may arrange for the sale of loans and investments, or access their Federal funds lines of credit with correspondent banks or lines of credit with federal agencies.

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (average cash and cash equivalents, federal funds sold, interest-bearing deposits with other financial institutions and investment securities, less pledged securities, and outgoing cash letters) as a percentage of average assets of the Company at the period ended June 30, 1996, was 29.3% as compared to 31.3% for the corresponding period in 1995. The average loan to deposit ratios for the Company for the month of June 30, 1996, and December 31, 1995, were 69.8% and 64.5%, respectively.

The following table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities as of June 30, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT - CON'T

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

                                                                       Three months         One year
                                                    Three months         through             through           Over
(In thousands)                                         or less         twelve months        five years       five years    Total
- -------------                                       ------------       -------------        ----------       ----------    -----
INTEREST-EARNING ASSETS
   Federal funds sold                                $ 37,050            $     -             $    -          $    -       $ 37,050
   Investment securities (1)                            1,000               5,067              3,530          35,682        45,279
   Loans (2)                                          117,241              12,260             22,714          13,211       165,426
                                                     --------            --------            -------         -------      --------
            Total interest-earning assets            $155,291            $ 17,327            $26,244         $48,893      $247,755
                                                     --------            --------            -------         -------      --------
INTEREST-BEARING LIABILITIES
   Interest-bearing demand and
        savings deposits                             $ 77,717            $     -             $    -          $    -       $ 77,717
   Time certificates of deposit                        25,626              57,391              4,928              -         87,946
   Other borrowings and interest-
       bearing liabilities                                 -                   -                  -               -             -
                                                     --------            --------            -------         -------      --------
         Total interest-bearing liabilities          $103,343            $ 57,391            $ 4,928         $    -       $165,663
                                                     --------            --------            -------         -------      --------
Interest rate sensitivity gap                        $ 51,948            $(40,064)           $21,316         $48,893
Cumulative interest rate sensitivity gap               51,948              11,884             33,200          82,093
Cumulative interest rate sensitivity gap
   as a percentage of total interest-
   earning assets                                       20.97%               4.80%             13.40%          33.13%
                                                     --------            --------            -------         -------      --------
             (1)  Excludes the unrealized loss of    $    444
             (2)  Loans exclude nonaccrual loans of  $  2,415


At June 30, 1996, the Company's rate sensitive balance sheet was shown to be in a positive gap position. The gap between assets and liabilities that reprice within 3 months was $51.9 million or 20.97% of assets. The cumulative positive gap for 12 months which reflects the total assets less the total liabilities that re-price during the 12 month period decreases to $ 11.8 million or 4.80% of total assets. After one year, the cumulative positive gap increases. A positive gap implies that the Company is asset sensitive, and therefore subject to a decline in net interest income as interest rates decline. In a relatively stable interest rate environment that follows a rise in interest rates, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing the net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 32.5% of the variable rate loans to mitigate the effect on the net interest margin if interest rates decline. The Company's held-to-maturity investment portfolio consists primarily of fixed-rate mortgage-backed securities with estimated average lives of between 5 to 6 years.

CAPITAL RESOURCES

The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debts, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate

CAPITAL RESOURCES - CON'T

significant growth and have well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay "well capitalized", as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposits insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of June 30, 1996, the capital ratios of the Company and the Banks exceeded the "well capitalized" thresholds prescribed in the rules, as reported in the following table:


                                       Company                Ventura County National Bank           Frontier Bank, N.A
                               -----------------------        ----------------------------        ------------------------
(In thousands)                   Amount           %             Amount                %             Amount            %
                               ----------      -------        ----------           -------        ----------       -------
Leverage ratio                  $30,422         11.22%         $18,603              10.32%          $9,008          10.34%
     Regulatory minimum          10,844          4.00%           7,211               4.00%           3,486           4.00%
     Excess                      19,578          7.22%          11,392               6.32%           5,522           6.34%
Risk-based ratios
     Tier 1 capital             $30,422 (a)     17.14% (b)     $18,603   (a)        15.85% (b)      $9,008 (a)      15.09% (b)
     Tier 1 minimum               7,099          4.00% (c)       4,696               4.00% (c)       2,387           4.00% (c)
     Excess                      23,323         13.14%          13,907              11.85%           6,621          11.09%

     Total capital              $32,675 (d)     18.41% (b)     $20,096   (d)        17.12% (b)      $9,763 (d)      16.36% (b)
     Total capital minimum       14,197          8.00%           9,391               8.00%           4,775           8.00%
     Excess                      18,478         10.41%          10,705               9.12%           4,988           8.36%

- --------------------
(a) Includes common shareholders' equity, excluding unrealized losses on available-for-sale securities.

(b) Risk-weighted assets of $177.5 million for the Company, $117.4 million for Ventura, and $59.7 million for Frontier were used to compute these percentages.

(c) Insured institutions, such as the Banks, must maintain Tier 1 capital ratios of at least 4% to 6%, and Total capital ratios of at least 8% to 10% in order to be categorized "adequately capitalized" or "well capitalized", respectively.

(d) Tier 1 capital plus the allowance for loan losses, limited to 1.25% of total risk-weighted assets.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Not Applicable

Item 2.   Changes in Securities
          Not Applicable

Item 3.   Defaults Upon Senior Securities
          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          On May 22, 1996, the Company held its annual shareholders meeting. The only item brought before the shareholders for a vote was the re-election of the following Directors: Ralph R. Bennett, Bart M. Hackley Jr., Richard A. Lagomarsino, Zella A. Rushing, all of whom were nominated by the Board of Directors. There were 6,754,480 shares present either in person or by proxy representing 73.2% of the outstanding shares. Each of the nominated directors were re-elected. Ralph R. Bennett received 6,674,534 shares voting for and 79,946 shares voting to withhold his re-election. Bart M. Hackley Jr. received 6,665,160 shares voting for and 89,420 shares voting to withhold his re-election. Richard A. Lagomarsino received 6,680,412 shares voting for and 74,068 shares voting to withhold his re-election. Zella A. Rushing received 6,672,946 shares voting for and 81,534 shares voting to withhold her re-election.

Item 5.   Other Information
          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K
          Not Applicable



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 14, 1996         VENTURA COUNTY NATIONAL BANCORP
                                    (Registrant)

                               By:  /s/ Simone Lagomarsino
                                    ____________________________
                                    Simone Lagomarsino
                                    Senior Vice President, C.F.O.
                                    (Principal Financial and Accounting Officer)