Form 10-Q
period 1996-09-30
VENTURA COUNTY NATIONAL BANCORP
filed 1996-11-05
CIK 744471

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT to SECTION 13 or 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ending September 30, 1996.   Commission File Number 0-15814

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

  YES. [X]  NO. [ ]

There were 9,228,723 shares of common stock for the registrant issued and outstanding as of November 5, 1996.



                                                    Total number of pages: 24
                                                    Exhibit index on page: 2

                        VENTURA COUNTY NATIONAL BANCORP

                                   FORM 10-Q

                                     INDEX


                                                                               PAGES
PART I      FINANCIAL INFORMATION

            ITEM 1.  Financial Statements


                     A.  Consolidated Balance Sheets                             3

                     B.  Consolidated Statements of Operations                   4

                     C.  Consolidated Statements of Cash Flows                   5

                     D.  Notes to Consolidated Financial Statements              6


            ITEM 2.  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations           11


PART II.    OTHER INFORMATION                                                    23

            ITEM 1.  Legal Proceedings                                           23

            ITEM 2.  Changes in Securities                                       23

            ITEM 3.  Defaults Upon Senior Securities                             23

            ITEM 4.  Submission of Matters to a Vote of Security Holders         23

            ITEM 5.  Other Information                                           23

            ITEM 6.  Exhibits and Reports on Form 8-K                            23


SELECTED FINANCIAL DATA                                                          24

Part I.
Item 1.  Financial Statements

                        VENTURA COUNTY NATIONAL BANCORP
                          Consolidated Balance Sheets

                                                                September 30,    December 31,
                                                                    1996             1995
----------------------------------------------------------------------------------------------
(Dollars in thousands)                                          (Unaudited)       (Audited)
ASSETS
Cash and due from banks                                          $ 10,588         $ 19,920
Federal funds sold                                                 27,950           47,450
Interest-bearing deposits                                              -               100

Securities held-to-maturity, at amortized cost:
   fair value 1996 - $9,297; 1995 - nil                             9,411               -
Securities available-for-sale, at fair value                       47,268           36,588

Loans, net of unearned income                                     170,397          157,765
               Allowance for loan losses                           (4,950)          (5,401)
------------------------------------------------------------------------------------------
               Loans, net                                         165,447          152,364
------------------------------------------------------------------------------------------
Premises and equipment, net                                         2,110            2,371
Other assets                                                        8,946            8,963
------------------------------------------------------------------------------------------
   TOTAL ASSETS                                                  $271,720         $267,756
==========================================================================================

LIABILITIES
Deposits:
   Noninterest-bearing                                           $ 73,256         $ 68,074
   Interest-bearing demand and savings                             77,984           77,085
   Time certificates of deposit                                    86,690           90,913
------------------------------------------------------------------------------------------
   Total deposits                                                 237,930          236,072
------------------------------------------------------------------------------------------
Accrued interest payable and other liabilities                      4,445            2,225
------------------------------------------------------------------------------------------
   Total Liabilities                                              242,375          238,297
------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY
Common stock, no par value:  20,000,000
   shares authorized; 9,228,723 and 9,226,723 shares issued
   and outstanding in 1996 and 1995, respectively                  37,029           37,025
Retained deficit                                                   (6,929)          (6,951)
Unrealized loss on available-for-sale securities, net of taxes       (755)            (615)
------------------------------------------------------------------------------------------
   Total Shareholders' Equity                                      29,345           29,459
------------------------------------------------------------------------------------------
   TOTAL LIABILITIES and SHAREHOLDERS' EQUITY                    $271,720         $267,756
==========================================================================================

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                             Three Months Ending September 30,      Nine Months Ending September 30,
                                                             ---------------------------------      --------------------------------
                                                                 1996               1995                 1996              1995
                                                                ------             ------              -------           -------
(Dollars in thousands)
INTEREST INCOME
   Loans and leases                                            $4,196             $4,147              $12,374           $12,349
   Deposits with financial institutions                            -                   4                    1                20
   Investment securities                                          932                636                2,431             2,034
   Federal funds sold                                             254                467                1,162             1,190
                                                               ------             ------              -------           -------
       Total interest income                                    5,382              5,254               15,968            15,593
                                                               ------             ------              -------           -------
INTEREST EXPENSE
   Deposits and other borrowings                                1,563              1,617                4,827             4,733
                                                               ------             ------              -------           -------
       Total interest expense                                   1,563              1,617                4,827             4,733
                                                               ------             ------              -------           -------
NET INTEREST INCOME                                             3,819              3,637               11,141            10,860
   Provision for loan losses                                       -                (100)                  -                410
                                                               ------             ------              -------           -------
Net interest income after provision for loan lo  sses           3,819              3,737               11,141            10,450

Noninterest income:
   Service charges on deposit accounts                            292                233                  855               713
   Loan servicing fees                                             18                 14                   65                78
   Other fees and charges                                          76                 66                  252               219
   Gain (Loss) on sales of  investment securities                  -                  41                  (86)               47
   Gain on sales of  SBA loans                                    261                110                  532               428
   Other income (Loss)                                             (4)               106                  157               125
                                                               ------             ------              -------           -------
       Total noninterest income                                   643                570                1,775             1,610
                                                               ------             ------              -------           -------
Noninterest expense:
   Salaries and employee benefits                               1,940              1,721                4,999             4,966
   Occupancy, net                                                 358                432                1,094             1,294
   Equipment                                                      161                151                  485               506
   Professional fees                                              283                180                  922               613
   Data processing                                                151                157                  458               470
   Other real estate owned                                        111                 33                  241               (67)
   Courier services                                                56                 63                  176               203
   Office supplies and office expense                             155                131                  416               378
   FDIC/OCC assessments                                            20                169                  224               554
   Advertising and promotion                                      192                144                  502               375
   Other                                                          218                446                3,523             1,291
                                                               ------             ------              -------           -------
       Total noninterest expense                                3,645              3,627               13,040            10,583
                                                               ------             ------              -------           -------
Income/(loss) before provision (benefit) for income taxes         817                680                 (124)            1,477
   Income tax provision (benefit)                                 242                 30                 (146)               30
                                                               ------             ------              -------           -------
NET INCOME                                                     $  575             $  650              $    22           $ 1,477
                                                               ======             ======              =======           =======
Primary weighted average number of shares outstanding
   (in thousands)                                               9,288              9,285                9,291             7,363
                                                               ======             ======              =======           =======
Earnings per share, primary                                    $ 0.06             $ 0.07              $  0.00           $  0.20
                                                               ======             ======              =======           =======
Earnings per share, fully-diluted                              $ 0.06             $ 0.07              $  0.00           $  0.20
                                                               ======             ======              =======           =======

See Notes to Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                     Consolidated Statements of Cash Flows

Nine months ending September 30,                                                                1996               1995
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                                           $     22           $ 1,447
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Provision for loan losses                                                                        -               410
    (Gain) loss on sale of fixed assets                                                              9                (2)
    (Gain) loss on sale of SBA loans                                                              (532)             (428)
    (Gain) loss on sale of available-for-sale investment securities                                 86               (47)
    Net amortization of premiums (accretion of discount) on investment securities                  295              (181)
    Net change in deferred loan fees                                                              (108)              (43)
    Depreciation and amortization                                                                  429               430
    Provision for deferred income taxes                                                             55               600
    (Increase)/decrease in accrued interest receivable and other assets                            355              (817)
    Increase (Decrease) in accrued interest payable and other liabilities                        2,094              (214)
                                                                                              --------           -------
      Net cash provided by operating activities                                                  2,705             1,155
                                                                                              --------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of available-for-sale investment securities                                13,241             7,227
  Proceeds from maturities of available-for-sale investment securities                          10,072            11,794
  Proceeds from maturities of held-to-maturity investment securities                             3,976             1,971
  Purchase of investment securities, available-for-sale                                        (36,937)           (4,916)
  Purchase of investment securities, held-to-maturity                                          (11,452)           (3,996)
  Change in Federal funds sold                                                                  19,500            (6,400)
  Change in deposits with financial institutions                                                   100               594
  Proceeds from sale of SBA loans                                                                6,473             4,018
  Loans funded, net of payments received                                                       (20,018)             (591)
  Proceeds from sale of fixed assets and other assets                                               55                 2
  Purchase of fixed assets                                                                        (233)             (828)
  Proceeds from sale of other real estate owned                                                  1,324             3,794
                                                                                              --------           -------
      Net cash provided by (used in) investing activities                                      (13,899)           12,669
                                                                                              --------           -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase/(decrease) in demand deposits, NOW accounts and savings
    accounts                                                                                     6,081            (2,220)
  (Decrease) in time certificates of deposit                                                    (4,223)           (7,878)
  (Decrease) in notes payable                                                                        -              (125)
  Issuance of common stock                                                                           4             5,529
                                                                                              --------           -------
      Net cash provided by (used in) financing activities                                        1,862            (4,694)
                                                                                              --------           -------
Increase/(decrease) in cash and cash equivalents                                                (9,332)            9,130
Cash and cash equivalents, beginning of period                                                  19,920            11,442
                                                                                              --------           -------
Cash and cash equivalents, end of period                                                      $ 10,588           $20,572
                                                                                              ========           =======
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS
  Interest payments                                                                           $  4,833           $ 4,698
  Income tax payments                                                                                5               364
  OREO foreclosures                                                                              1,077             4,123

                See Notes To Consolidated Financial Statements.

                        VENTURA COUNTY NATIONAL BANCORP
                   Notes to Consolidated Financial Statements
       (Unaudited, except for information as of and for the year ended
                              December 31, 1995)

NOTE 1 - BASIS OF PRESENTATION
The Company's accounting and reporting policies conform to generally accepted accounting principles prescribed for bank holding companies and banks, and predominant banking industry practice. The interim period financial statements are unaudited. It is the opinion of Company management that all adjustments consisting of normal, recurring accruals necessary for a fair presentation of the results of operations have been reflected therein. Results for the period ending September 30, 1996, are not necessarily indicative of results that may be expected for any other interim periods or for the year as a whole. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company's Annual Report for the year ended December 31, 1995.

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

Securities are classified as available-for-sale when the Company intends to hold the securities for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity demands, regulatory capital considerations and other similar factors. Securities classified as available-for-sale are reported at their fair values. Unrealized holding gains and losses on securities available-for-sale are reported, net of tax, as a separate component of shareholders' equity. Realized gains and losses from the sales of available-for-sale securities are reported separately in the statements of operations. The cost basis of available-for-sale securities is recorded using the specific identification method.

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


NOTE 2 - INVESTMENT SECURITIES
As a result of a temporary decline in the market value of securities-available-for-sale, the Company recorded unrealized losses totaling $755 thousand and $615 thousand, which are included in shareholders' equity on the consolidated balances sheets, at September 30, 1996 and December 31, 1995, respectively. The decline in the market value of the portfolio reflects the current interest rate environment; such decline is deemed temporary in nature.

The amortized cost and estimated fair values of investment securities as of September 30 1996, and December 31, 1995, are as follows:

                                                                       SECURITIES AVAILABLE FOR SALE
                                                                        Gross                  Gross             Estimated
                                                    Amortized        Unrealized             Unrealized             Fair
September 30, 1996                                     Cost             Gains                (Losses)              Value
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and
 obligations of US government agencies               $23,226            $ 52                   $ (12)             $23,266
Mortgage-backed securities                            23,112               -                    (534)              22,578
Federal Reserve Bank and FHLB Stock                    1,424               -                       -                1,424
-------------------------------------------------------------------------------------------------------------------------
                                  Total              $47,762            $ 52                   $(546)             $47,268
=========================================================================================================================
December 31, 1995
-------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
 of US government agencies                           $13,491            $ 85                   $  (1)             $13,575
Mortgage-backed securities                            21,882             230                    (464)              21,648
Federal Reserve Bank and FHLB Stock                    1,365               -                       -                1,365
-------------------------------------------------------------------------------------------------------------------------
                                  Total              $36,738            $315                   $(465)             $36,588
=========================================================================================================================

                                                                        SECURITIES HELD TO MATURITY
                                                                        Gross                  Gross             Estimated
                                                    Amortized        Unrealized             Unrealized             Fair
September 30, 1996                                     Cost             Gains                (Losses)              Value
--------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
US Treasury securities and obligations
 of US government agencies                           $    -             $  -                   $   -              $     -
Mortgage-backed securities                             9,411               -                    (114)               9,297
Federal Reserve Bank and FHLB Stock                       -                -                       -                    -
-------------------------------------------------------------------------------------------------------------------------
                                  Total              $ 9,411            $  -                   $(114)             $ 9,297
=========================================================================================================================

Federal Home Loan Bank and Federal Reserve Bank stocks are not deemed marketable equity securities, as they are not traded on a registered security exchange, and are carried at cost. Securities with a fair value of $9.1 million on September 30, 1996, were pledged as required by law.

NOTE 3 - LOANS AND LOAN LOSS RESERVES
A certain degree of risk is inherent in the extension of credit. Credit losses arise primarily from the loan portfolio, but may also be derived from other credit-related sources, including commitments to extend credit, guarantees and standby letters of credit. Actual credit losses and other charges, net of recoveries, are deducted from the allowance for possible loan losses. Other charges to the allowance primarily include amounts related to loan foreclosures at the time of transfer to other real estate owned. A provision for possible loan losses, which is a charge against earnings, is added to the allowance based on management's assessment of certain factors including, but not necessarily limited to, estimated losses from loans and other credit arrangements; general economic conditions; deterioration in pledged collateral; historical loss experience; and trends in portfolio volume, maturity, composition, delinquencies, and nonaccruals. While management has attributed reserves to various portfolio segments, the allowance is general in nature and is available for the credit portfolio in its entirety.

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

NOTE 3 - LOANS AND LOAN LOSS RESERVES - CON'T
The following table summarizes the balances and changes in the allowance for loan losses:



                                                            Nine months ended    Nine months ended
                                                               September 30,        September 30,
                                                                   1996                 1995
                                                            -----------------    -----------------
 Average outstanding loans net of unearned income               $164,701             $161,036
                                                                ========             ========

 Loans net of unearned income at end of period                  $170,397             $157,937
                                                                ========             ========

 Allowance at beginning of period                               $  5,401             $  8,261
 Charge-offs:
                            Commercial                               470                2,817
                            Real estate                               52                  150
                            Installment                              110                  247
                            Losses on loans sold                     108
                                                                --------             --------
                                      Total charge-offs              740                3,214

 Recoveries:
                            Commercial                               254                  254
                            Real estate                               15                    -
                            Installment                               20                   42
                            Losses on loans sold                       -                    -
                                                                --------             --------
                                      Total recoveries               289                  296

 Net charge-offs                                                     451                2,918
 Provision charged to expense                                          -                  410
                                                                --------             --------
 Allowance at end of period                                     $  4,950             $  5,753
                                                                ========             ========

 Ratio of allowance for loan losses to loans
       outstanding at end of period                                 2.90%                3.64%
 Ratio of allowance for loan losses to
       nonperforming loans at end of period                       159.22%              126.72%
 Ratio of allowance for loan losses to
       nonperforming assets at end of period                       77.05%               69.51%
 Ratio of annualized net charge-offs to
       average loans                                                0.37%                2.43%

At September 30, 1996, the Company had loans representing $400 thousand classified as impaired with a specific reserve of $217 thousand and $2.8 million of its loans impaired with no specific loss reserve determined in accordance with SFAS No:114. However, the company has a general reserve in its allowance for loan loss that management currently believes is sufficient to cover any potential losses due to impaired loans that do not have specific reserves. The average recorded investment in impaired loans during the nine months ended September 30, 1996, was $3.7 million. Loans classified as impaired at September 30, 1996 included $1.5 million of commercial real estate loans, $1.1 million of commercial loans, $491 thousand of residential loans and $26 thousand of personal loans. Once a loan has been identified as impaired, the Company discontinues recognition of interest income and applies the full amount of all payments received, whether principal or interest, to the principal balance of the loan until all principal is paid off. Then payments are posted to interest until all contractual payments have been made. Interest income that would have been collected during the first nine months of 1996 and 1995 on nonaccrual loans had they performed in accordance with their original terms was approximately $139 thousand and $183 thousand, respectively.

NOTE 4 - COMMITMENTS AND CONTINGENCIES
In the normal course of business, there are various outstanding commitments to extend credit which are not reflected in the accompanying consolidated financial statements. The Company does not anticipate losses as a result of these transactions. Commercial and standby letters of credit totaled approximately $2.3 million and $2.5 million at September 30, 1996 and December 31, 1995, respectively. In addition, the Banks had unfunded credit commitments of $51.4 million and $36.3 million at September 30, 1996 and December 31, 1995, respectively.

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

                                                                          Nine months ending
                                                                            September 30,
                                                                         1996           1995
                                                                       -------------------------
      Net Income(loss)                          As reported             $ 22,000     $1,447,000
                                                Pro forma               $(38,000)    $1,402,000

      Primary Earnings(loss) Per Share          As reported             $   0.00     $     0.20
                                                Pro forma               $  (0.00)    $     0.19

      Fully Diluted Earnings(loss) Per Share    As reported             $   0.00     $     0.20
                                                Pro forma               $  (0.00)    $     0.19

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

OVERVIEW
The Company reported net income of $22 thousand for the first nine months of 1996 compared to earnings of $1.4 million for the first nine months of 1995. Net income for three months ended September 30, 1996 and September 30, 1995 was $575 thousand and $650 thousand, respectively. The year to date 1996 results were negatively impacted by the $2.5 million reserve that the company recorded during the second quarter pursuant to a jury verdict resulting from a countersuit to a suit that the company filed against a former officer of the company and the company's former legal counsel. Also, the company received a pre-trial settlement of $950 thousand from the former legal counsel. During the third quarter the company reached a settlement with the former officer who had previously won the $2.5 million judgment. The company also settled a lawsuit which was filed during the third quarter by another former officer. The third quarter impact to net income was minimal because the reserve recorded in the second quarter was sufficient to cover both settlements and the costs associated therewith.

On September 15, 1996 the Company entered into a definitive agreement to be purchased by and merge into City National Corporation headquartered in Beverly Hills, California. Pursuant the terms of the agreement, Ventura County National Bancorp shareholders will receive at their election, cash, stock or a combination thereof valued at $5.03 per share. The aggregate amount of City National Corporation Stock available to holders who elect to receive City National stock shall equal approximately 55% of the total consideration paid for Ventura County National Bancorp. The purchase price of $5.03 represents a multiple of 1.6 times Ventura County National Bancorp's June 30, 1996 book value. Subject to shareholder and regulatory approval, the transaction is anticipated to close in the first quarter of 1997.

Financial results of the Company for the first nine months ending September 30,
1996 show continued improvement.   Net interest income increased to $11.1
million from $10.9 million in the nine months of 1996, as compared to the first nine months of 1995. The net interest margin decreased to 6.12% for the nine months ended September 30, 1996, compared to 6.21% for the prior year. The decrease in the net interest margin can be attributed to higher interest rates paid on time deposits and due to the slightly lower prime rate and fed funds rate.

Noninterest income was $1.8 million and $1.6 million for the nine months ended September 30, 1996 and 1995, respectively. The Company benefited from an additional $142 thousand in service charge fee income in addition to other small increases in other non interest income . These increases were offset by a loss of $86 thousand on the sale of investment securities for the period.

Operating expenses increased from $10.6 million for the nine months ended September 30, 1995 to $13.0 million for the nine months ended September 30, 1996. The increase in operating expense is largely the result of the accrual for the above mentioned legal action, as well as merger related expense of approximately $300 thousand. Absent this accrual, noninterest expense was very
little changed from the prior period.   Decreases were observed in Occupancy and
FDIC insurance. These decreases were offset by an increase in Professional Fees, OREO expense and Advertising.

For the three months ending September 30, 1996, net interest income increased to $3.8 million from $3.6 million. The net interest margin was unchanged at 6.18% for the three months ended September 30, 1996, compared to three months ended September 30, 1995. The increase in net interest income is the result of a $12 million increase in average interest-earning assets for comparative periods ending September 30, 1996 and September 30, 1995.

Noninterest income increased to $643 thousand from $570 thousand for the three months ended September 30 1996 and 1995, respectively. Operating expenses were unchanged at $3.6 million for the three months ended September 30, 1996 and September 30, 1995 respectively.

Total assets increased slightly to $271.7 million at September 30, 1996, as compared to $267.8 million at year-end 1995. Gross loans increased to $170.4 million at September 30, 1996, from $157.8 million at December 31, 1995.

The OCC recently completed its regular examination of Frontier and terminated the consent order which Frontier entered into with the OCC on March 29, 1993. The Company remains subject to a Memorandum of Understanding with the Federal Reserve Bank.

The following table summarizes key performance indicators pertaining to the Company's operating results. Average balances are computed using daily averages.

-----------------------------------------------------------------
Nine Months ended September 30,               1996         1995
-----------------------------------------------------------------

(In thousands, except per share amounts)
Return on average assets (1)                    0.01%        0.77%
Return on average shareholders' equity (1)      0.10%        8.82%
Net income                                  $     22     $  1,447
Earnings per share                          $   0.00     $   0.20
Total average assets                        $266,143     $251,352
-----------------------------------------------------------------
(1)  Annualized


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

                                                        NINE MONTHS ENDED
-----------------------------------------------------------------------------------------------------------------------------------
                                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1995
                                                     ------------------------------------------------------------------------------
                                                                         Yield/                         Yield/
                                                     Avg. bal. Interest  Rate(1)    Avg. bal. Interest  Rate(1)      Rate    Volume
                                                     ------------------------------------------------------------------------------
 Commercial, financial, agricultural and SBA (2)     $148,728   $11,221  10.08%     $138,896   $10,691  10.29%      $(334)   $ 864
 Real estate, mortgage                                  6,035       381   8.43%        8,449       527   8.34%          9     (155)
 Real estate, construction                              2,493       238  12.75%        4,798       469  13.07%        (11)    (220)
 Installment                                            7,410       531   9.57%        8,811       654   9.92%        (22)    (101)
 Lease financing                                           35         3  11.45%           82         8  13.04%         (1)      (4)
----------------------------------------------------------------------------------------------------------------------------------
Loans, net of deferred fees (3)                      $164,701   $12,374  10.04%     $161,036   $12,349  10.25%      $(359)   $ 384
Investment securities                                  49,399     2,431   6.57%       45,206     2,034   6.02%      $ 239    $ 158
Federal funds sold and other                           29,177     1,163   5.32%       27,449     1,210   5.89%       (150)     103
----------------------------------------------------------------------------------------------------------------------------------
 Total interest earning assets/interest income       $243,277   $15,968   8.77%     $233,691   $15,593   8.92%       (270)     645
----------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                17,219                         15,950
Allowance for loan losses                              (5,181)                        (7,603)
Premises and equipment                                  2,268                          1,998
OREO                                                    2,481                          3,007
Other assets                                            6,079                          4,309
----------------------------------------------------------------------------------------------------------------------------------
 Total Noninterest earning assets                      22,866                         17,661
----------------------------------------------------------------------------------------------------------------------------------
                              Total assets           $266,143                       $251,352
==================================================================================================================================

 NOW/MMDA                                              50,823       912   2.40%       52,902    1,069    2.70%       (116)     (41)
 Savings                                               25,638       380   1.98%       28,146      503    2.39%        (81)     (42)
 TCDs                                                  90,109     3,535   5.24%       84,351    3,156    5.00%        156      223
----------------------------------------------------------------------------------------------------------------------------------
Deposits                                             $166,570   $ 4,827   3.87%     $165,399  $ 4,728    3.82%        (41)     140
----------------------------------------------------------------------------------------------------------------------------------
Other interest-bearing liabilities                         -         -                    91        5    7.35%         (3)      (2)
----------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities/interest expense  $166,570   $ 4,827   3.87%     $165,490  $ 4,733    3.82%        (44)     138
----------------------------------------------------------------------------------------------------------------------------------
Demand deposits                                        66,990                         62,131
Other liabilities                                       3,402                          1,798
-------------------------------------------------------------                       --------
                              Total liabilities       236,962                        229,419
-------------------------------------------------------------                       --------
Shareholders' equity                                   29,181                         21,933
-------------------------------------------------------------                       --------
                   Total liabilities and equity      $266,143                       $251,352
==================================================================================================================================
   NET INTEREST INCOME/(LOSS)/NET INTEREST MARGIN               $11,141   6.12%               $10,860    6.21%      $(226)   $ 507
==================================================================================================================================

(1)  Annualized.
(2) Includes loans held available for sale $2.0 million and $1.4 million at September 30, 1996 and 1995, respectively.
(3) Includes loans on nonaccrual status of approximately $2.7 million and $4.5 million at September 30, 1996 and 1995, respectively. The amounts of interest income forgone year to date on loans that were on nonaccrual status at September 30, 1996 and 1995 were approximately $139 thousand and $183 thousand, respectively. Interest income on loans includes amortization of net loan (costs) or fees of approximately $108 thousand and $43 thousand for the nine months ended September 30, 1996 and 1995, respectively.

NET INTEREST INCOME AND NET INTEREST MARGIN (CON'T)
Net interest income increased slightly to $11.1 million for the nine months ended September 30, 1996, from $10.9 million in the first nine months ending September 30, 1995, despite a slight decrease in the net interest margin from 6.21% at September 30, 1995 to 6.12% at September 30, 1996. Average yields on interest-earning assets for the first nine months of 1996 decreased by 15 basis points to 8.77% from 8.92% for the first nine months of 1995. Average funding costs for the nine months of 1996 increased by 5 basis points to 3.87% from 3.82% for the first nine months of 1995. Interest income increased slightly to $16.0 million during the first nine months of 1996, compared to $15.6 million for the same period in 1995. This increase was primarily due to an $9.8 million increase in interest-earning assets, the majority of which was the commercial, financial, agricultural and SBA loan portfolio, securities and fed funds sold. Total loans increased to $164.7 million on average compared to $161.0 million on average in 1995. However, the composition of the loan portfolio changed. Commercial, financial, agricultural and SBA loans increased while decreases were noted in all of the other loan categories, with the most significant decrease in the real estate construction portfolio.

The earnings generated from the increased volume in earning assets were partially offset by the reduction in rates of 15 basis points. The rate reduction is evidenced in the commercial, financial, agricultural and SBA loan portfolio which experienced a reduction of 21 basis points. A large portion of these loans are tied to the prime rate. During the nine month period ending September 30, 1995, the prime rate was at 9% as compared to a rate of 8.25% for a majority of the nine month period ending September 30, 1996. Additionally, the rate on fed funds sold dropped from 5.89% in the first nine months of 1995, to 5.32% during the first nine months of 1996 which also had a negative impact on interest income. Average yields on total loans decreased 21 basis points from 10.25% in 1995 to 10.04% for nine months ending September 30, 1996. Average yields on investments increased by 55 basis points as a result of the shift in the portfolio from U.S. Treasury securities to higher yielding mortgage backed securities. Average yields on fed funds sold decreased 57 basis points from the prior year, primarily as a result of the Federal Reserve Bank lowering short term interest rates.

Interest expense increased from $4.7 million during the first nine months of 1995 compared to $4.8 million during the first nine months of 1996. This increase was primarily due to the change in the composition of the deposits. Certificates of deposit, the highest costing deposits increased $5.8 million from the prior year, while the rate paid increased 24 basis points. During December, 1995, Ventura had a marketing promotion which raised $8.0 million in new certificates of deposit at a rate of 6.0%. The strategy was to develop relationships with these customers. A majority of the 6.0% certificates of deposit matured in June, 1996 and most of funds remained with the bank at current market rates. Rates have decreased during the first nine months of 1996 for the NOW accounts, money market accounts and savings accounts. The NOW and money market rates have decreased 30 basis points from 2.70% to 2.40%, while the savings rates have decreased 41 basis points from 2.39% to 1.98%. Total NOW and money market deposits averaged $2.1 million less during the first nine months of 1996 compared to 1995, while average savings accounts decreased by $2.5 million. Total interest bearing deposits increased slightly, averaging $166.6 during the first nine months of 1996 compared to $165.4 in 1995; however, non-interest bearing demand deposits increased $4.8 million on average in the same period.

PROVISION FOR LOAN LOSSES
During the first nine months of 1996, due to the Company's improved asset quality, the Company recorded no provision for loan losses compared to $410 thousand for the nine months ended September 30, 1995. Gross loan charge-offs totaled $197 thousand for the quarter and $740 thousand for the nine months ended September 30, 1996, compared to $854 thousand for the quarter and $3.2 million for the nine months ended September 30, 1995. Recoveries totaled $91 thousand for the quarter and $289 thousand for the nine months ended September 30, 1996, compared to $90 thousand for the quarter and $296 thousand for the nine months ended September 30, 1995. Nonaccrual loans decreased from $4.3 million at year-end 1995 to $2.7 million at September 30, 1996. Management believes that current reserve levels are adequate. (Please refer to NOTE 3 - LOANS.)


NONINTEREST INCOME
Noninterest income increased $165 thousand to $1.8 million for the nine months ending September 30, 1996, from $1.6 million for the nine months ending September 30, 1995. Most of the increase is the result of increased service charges and other income which was partially offset by a loss on the sale of investment securities of $86 thousand. Service charges on deposit accounts increased $142 thousand for the nine months ended September 30, 1996, as the Company increased its core deposit base.

Noninterest income increased $73 thousand to $643 thousand from $570 thousand for three months ending September 30, 1996 and 1995. Service charges on deposit accounts increased $ 59 thousand to $292 thousand for three months ending September 30, 1996 from $233 thousand for the three months ending September 30, 1995. In addition, gain on sale of SBA loans increased $151 thousand from $110 thousand for three months ending September 30, 1995 to $261 thousand for the three months ending September 30, 1996. These increases were offset by decreases in other income and the absence of securities gains for the three
months ending September 30, 1996.   Other noninterest income for the three
months ending September 30, 1996 was $(4) thousand as a result of an adjustment on a previously completed fixed asset conversion.

NONINTEREST EXPENSE
The following table sets forth information by category on the Company's noninterest expense for the periods indicated:

---------------------------------------------------------------
Nine month periods ended September 30,       1996        1995
---------------------------------------------------------------
(Dollars in thousands)
 Salaries and employee benefits             $ 4,999     $ 4,966
 Occupancy, net                               1,094       1,294
 Equipment                                      485         506
 Professional fees                              922         613
 Data processing                                458         470
 Other real estate owned                        241         (67)
 Courier services                               176         203
 Office supplies and office expense             416         378
 FDIC/OCC assessments                           224         554
 Advertising and promotion                      502         375
 Other                                        3,523       1,291
---------------------------------------------------------------
 Total noninterest expense                  $13,040     $10,583
===============================================================

 Annualized noninterest expense as a %
       of average earning assets               7.16%       6.05%
 Efficiency ratio                            100.96%      84.87%

The Company reported noninterest expense of $13.0 million for the first nine months of 1996 as compared to $10.6 million for the first nine months of 1995. The net increase reflects the accrual for the legal judgment, increased professional fees, expenses related to other real estate owned and advertising expenses, which are partially offset by decreases in occupancy, equipment, and FDIC assessments.

Noninterest expense as a percentage of average interest-earning assets has increased significantly due to the accrual for legal proceedings posted in the nine months ended September 30, 1996. The Company's efficiency ratio, which is noninterest expense divided by the sum of net interest income plus noninterest income, increased during the period ended September 30, 1996, mainly as a result of the legal accrual.

The slight increase in salaries for the nine months ended September 30, 1996, compared to the previous year was offset by staff reductions, as the number of full-time equivalent staff decreased from 128 at September 30, 1995, to 125 at September 30, 1996.

Occupancy expense decreased $200 thousand, or 15.4%, for the first nine months of 1996 to $1.1 million from $1.3 million for the first nine months of 1995. Most of the decrease resulted from decreased amortization on leasehold improvements, lower rent expenses and an increase in sublease income. The Company sublet or terminated leases for office space formerly housing its administration and Wilmington branch location; the Company also negotiated a favorable renewal of the lease for its Central Operations office.

Equipment expense decreased $21 thousand primarily due to a significant decrease in depreciation and in computer maintenance expense associated with the outsourcing of data processing operations.

Professional fees incurred a significant increase of $309 thousand, or 54%, due to higher legal and consulting expenses, increased outside audit fees and increased property management fees.

NONINTEREST EXPENSE  (CON'T)
FDIC assessments decreased $330 thousand as a result of lower premium rates.

Non interest expense for the three months ending September 30, 1996 and September 30, 1995 were unchanged at $3.6 million. Salary expense increased $219 thousand to $1.9 million for the three months ending September 30,1996 as compared to $1.7 million for the same period in 1995. Professional expenses increased to $283 for three months ending September 30,1996 as compared to $180 thousand for the same period in 1995. ORE Expense was $111 thousand and $33 thousand for three months ending September 30, 1996 and 1995, respectively. These increases were equally offset by decreases in categories such as occupancy, FDIC insurance and other expenses.

FINANCIAL CONDITION
The following table provides a summary comparison of the assets and liabilities in the Company's consolidated balance sheets as of the dates indicated:

                                                                         September 30,   December 31,    Amount     Percent
                                                                             1996            1995        change      change
---------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
ASSETS
 Cash and cash equivalents                                                    $ 10,588       $ 19,920   $ (9,332)    -46.85%
 Federal funds sold                                                             27,950         47,450    (19,500)    -41.10%
 Interest-bearing deposits                                                           -            100       (100)         -
 Investment securities                                                          56,679         36,588     20,091      54.91%
 Loans, net                                                                    165,447        152,364     13,083       8.59%
 Premises and equipment, net                                                     2,110          2,371       (261)    -11.01%
 Other assets                                                                    8,946          8,963        (17)     -0.19%
---------------------------------------------------------------------------------------------------------------------------
    TOTAL ASSETS                                                              $271,720       $267,756   $  3,964       1.48%
===========================================================================================================================

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits
    Noninterest-bearing deposits                                              $ 73,256       $ 68,074   $  5,182       7.61%
    Interest-bearing demand & savings deposits                                  77,984         77,085        899       1.17%
    Time certificates of deposit                                                86,690         90,913     (4,223)     -4.65%
---------------------------------------------------------------------------------------------------------------------------
                     Total deposits                                            237,930        236,072      1,858       0.79%
---------------------------------------------------------------------------------------------------------------------------
 Accrued interest payable and other liabilities                                  4,445          2,225      2,220      99.78%
 Total Shareholders' Equity                                                     29,345         29,459       (114)     -0.39%
---------------------------------------------------------------------------------------------------------------------------
    TOTAL LIABILITIES
      AND SHAREHOLDERS' EQUITY                                                $271,720       $267,756   $  3,964       1.48%
===========================================================================================================================

CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash on hand and deposits at correspondent banks. The Company maintains balances at correspondent banks adequate to cover daily inclearings and other charges. In accordance with Federal regulations, reserve balances of $2.6 million were maintained in the form of deposits with the Federal Reserve Bank at September 30, 1996.

Cash and cash equivalents decreased $9.3 million from $19.9 million at year end 1995 to $10.6 million at September 30, 1996.

FEDERAL FUNDS SOLD
The Company invests or sells its excess cash balances in overnight federal funds. Federal funds sold decreased $19.5 million, as the Company increased its investment securities portfolio.

INVESTMENT SECURITIES
Investment securities increased $20.1 million to $56.7 million from $36.6 million at September 30, 1996 and December 31, 1995 respectively. The source of the funds was primarily the reduction of fed funds sold. The Company invests primarily in U.S Treasury, US government agency and mortgage-backed securities. Mortgage-backed securities consisted of Federal Home Mortgage Loan Corporation (FHLMC), Federal National Mortgage Association (FNMA) and Government National Mortgage Association (GNMA)

LOANS
The Company makes loans to small to medium-sized businesses in its service areas. The Company also originates and sells Small Business Administration ("SBA") loans. The interest rates charged for the loans made by the Company vary with the degree of risk, the size and maturity of the loans, whether the loan has a fixed or variable rate, the borrowers' depository relationship with the Company, and prevailing market interest rates. The Company is primarily a commercial lender, and most of its loans are floating rate loans tied to prime.

The Company may sell these SBA loans for a variety of reasons, including but not limited to, liquidity needs or market value fluctuations. As of September 30, 1996, the Company had $2.0 million of these SBA loans available for sale which, if sold at an 8% premium, would result in a gain of $164 thousand pretax and $96 thousand after-tax income. Therefore, if the Company had sold these loans, other income would have been higher by approximately $164 thousand.

During the first nine months of 1996, the Company generated $39.7 million in new loan fundings and purchased a $10.0 million commercial real estate loan portfolio. The Company experienced significant paydowns/payoffs, particularly on mini-perm commercial real estate loans, which resulted in a net increase in loans of $12.6 million, or 8%, during the first nine months of 1996. The
Company sold $5.9 million of SBA loans that were originated during the first nine months of 1996, as well as $5 million of SBA loans purchased by the Company in 1995. The Company continues to focus its marketing efforts to small and mid-sized businesses. The new originations were principally commercial lines of credit and commercial real estate loans.

LOANS  - CON'T
The following tables set forth the maturity distribution of the Company's loan portfolio (excluding nonaccrual loans) at September 30, 1996, based on remaining scheduled principal repayments; and the sensitivity of the amounts due to changes in interest rates for the Company's loan portfolio (excluding nonaccrual loans):

                                                      Maturing in
                                         --------------------------------------
                                                       Over one
(Gross loans, in thousands)              One year    year through       Over
                                         or less      five years     five years      Total
                                         --------    ------------    ----------    --------
 Real estate                             $   158        $ 1,324        $ 3,913     $  5,395
 Commercial                              $43,060        $49,833        $56,639     $149,532
 Construction                            $ 3,070        $ 2,662        $     -     $  5,732
 Installment                             $ 2,135        $ 2,153        $ 2,763     $  7,051
                                         -------        -------        -------     --------
 Total                                   $48,423        $55,972        $63,315     $167,710
                                         =======        =======        =======     ========

                                                       Repricing in
                                         --------------------------------------
                                                       Over one
(Gross loans, in thousands)              One year    year through       Over
                                         or less      five years     five years      Total
                                         --------    ------------    ----------    --------
 Real estate                             $   158        $ 1,324        $ 3,913     $  5,395
 Fixed interest rates                    $15,962        $23,979        $17,389     $ 57,330
 Variable interest rates                 $32,461        $31,993        $45,926     $110,380
                                         -------        -------        -------     --------
 Total                                   $48,423        $55,972        $63,315     $167,710
                                         =======        =======        =======     ========

The amounts reported in the categories in the tables do not reflect loan prepayments or other factors which may cause the loans to react in different degrees and at different times to changes in market interest rates.

ASSET QUALITY
NONACCRUAL, PAST DUE AND MODIFIED LOANS

A certain degree of risk is inherent in the extension of credit. Management has adopted a policy to maintain the allowance for possible loan and lease losses at a level considered by management to be adequate to absorb estimated known and inherent risks in the existing portfolio. The charge to expense is based on management's evaluation of the quality of the loan and lease portfolio, the level of classified loans and leases, total outstanding loans and leases, losses previously charged against the reserve, and current and anticipated economic conditions. Although management believes the level of the loan loss reserve as of September 30, 1996, is adequate to absorb losses inherent in the loan portfolio, declines in the local economy may result in increased losses than cannot be reasonably predicted at this time.

At September 30, 1996, the loan loss reserve was $5.0 million, as compared to $5.4 million at December 31, 1995. The ratio of the loan loss reserve to total outstanding loans and leases was 2.90% at September 30, 1996 and 3.42% at December 31, 1995. The coverage ratio, or the ratio of loan loss reserves to nonperforming loans was 159.22% at September 30, 1996 and 121.62% at December 31, 1995, respectively. Nonperforming assets consist of nonperforming loans plus other real estate owned "OREO" and other foreclosed personal property. The Company's nonperforming loans fall within two categories: loans past due greater than 90 days and still accruing interest, and loans on nonaccrual status. The level of the loan loss reserve reflects management's assessment of the inherent risk associated with the Company's classified assets and ongoing economic weakness within the Banks' service areas.

In determining income from loans, the Company generally adheres to a policy of not accruing interest on loans on which a default of principal or interest has existed for a period of 90 days or more. The Company's policy is to assign nonaccrual status to a loan if either (i) principal or interest payments are past due in excess of 90 days, unless the loan is both well secured and in the process of collection; or (ii) the full collection of interest or principal becomes uncertain, regardless of the length of past due status, or (iii) unless the loan is a SBA guaranteed loan and a deferral period has been negotiated. When a loan reaches nonaccrual status, any interest accrued on such a loan is reversed and charged against current income. Loans past due more than 90 days and still accruing interest increased to $422 thousand at September 30, 1996, from $101 thousand at December 31, 1995. The balance at September 30, 1996 consists of one commercial loan. At September 30, 1996 and December 31, 1995, the Company had nonaccrual loans of $2.7 million and $4.3 million, respectively.

The Company's OREO balances decreased to $2.4 million at September 30, 1996 from
$2.7 million at December 31, 1995.   Other foreclosed assets were unchanged from
year end at $878 thousand. During the first nine months of 1996, the company sold nine properties and acquired five new properties. At September 30, 1996 , the company's OREO consisted of five commercial properties with carrying values totaling $1.7 million and two parcels of land zoned for residential purposes valued at $679 thousand. OREO is carried at the lower of cost or current fair market value less estimated selling costs in the consolidated balance sheets as a component of other assets. During the nine months ended September 30, 1996 and 1995, the Company incurred property maintenance expense related to OREO properties of $139 thousand and $173 thousand, rental income related to OREO properties of $59 thousand and $56 thousand, respectively. For the nine months ended September 30, 1996 and 1995. the Company had writedowns, net of gains on sale, of $161 thousand and ($184) thousand, respectively. The net writedown of ($184) thousand was the result of gain on sale of OREO in the amount of $289 thousand and writedowns of $105 thousand for the nine month period ending September 30, 1995. The net impact of the preceding activity for the nine months ending September 30, 1996 and September 30, 1995 was a net OREO expense of $241 thousand and ($67) thousand, respectively.

Troubled debt restructured credits (TDRs) are loans on which the borrower has failed to perform under the original terms of the obligation. As of September 30, 1996, and December 31, 1995, the Company had $4.0 million and $3.3 million, respectively. All but one TDR for $200 thousand are performing in accordance with their restructured terms. TDRs are considered performing is payments are contractually met for some minimum period of time, typically at least six months.

DEPOSITS
Total deposits at September 30, 1996 increased $1.9 million to $237.9 million from $236.1 million at December 31, 1995. Average deposits increased slightly for nine months ended September 30, 1996 over the average deposits for the nine months ended September 30, 1995. The increase is due to the Ventura's time certificates of deposit (TCDs) promotion at year end and an increase in demand deposits. This increase was offset by a slight declines in average NOW/MMDA and savings balances.

                                           Year to Date                              Year to Date
                                        September 30, 1996                        September 30, 1995
                                 ---------------------------------       ----------------------------------

                                 Avg. bal.   Rate (1)   % of total       Avg. bal.   Rate (1)   % of total
------------------------------------------------------------------       ----------------------------------
(Dollars in thousands)
Demand deposits                  $ 66,990                 28.68%         $ 62,131                 27.31%
NOW/MMDA                           50,823     2.40%       21.76%           52,902     2.70%       23.25%
Savings                            25,638     1.98%       10.98%           28,146     2.39%       12.37%
TCDs                               90,109     5.24%       38.58%           84,351     5.00%       37.07%
------------------------------------------------------------------       ----------------------------------
       Deposits                  $233,560     3.87%      100.00%         $227,530     3.82%      100.00%
==================================================================       ==================================

(1)  Annualized.

The following table sets forth the maturities of the Company's time certificates of deposit outstanding at the dates indicated:

                                                       September 30, 1996
                                                          Maturing in
---------------------------------------------------------------------------------------------------------------
                                                Over three          Over six
                            Three months      months through      months through           Over
                              or less           six months        twelve months        twelve months     Total
---------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Under $100,000                $18,421            $14,249             $18,715              $4,255        $55,640
$100,000 and over             $ 9,285            $ 7,199             $13,905              $  661        $31,050
---------------------------------------------------------------------------------------------------------------
        Total                 $27,706            $21,448             $32,620              $4,916        $86,690
===============================================================================================================

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

Management of the Company has set a minimum liquidity level of 20% as a target. The Company's average liquid assets (average cash and cash equivalents, federal funds sold, interest-bearing deposits with other financial institutions and investment securities, less pledged securities, and outgoing cash letters) as a percentage of average assets of the Company at the quarter ended September 30, 1996, was 26.6%, as compared to 27.5% for the corresponding period in 1995. The average loan to deposit ratios for the Company for the month of September 30, 1996, and December 31, 1995, were 72.98% and 64.5%, respectively.

The following table sets forth information concerning the Company's rate sensitive assets and rate sensitive liabilities as of September 30, 1996. Such assets and liabilities are classified by the earlier of maturity or repricing date in accordance with their contractual terms.

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

                                                                  Three months         One year
                                             Three months            through            through              Over
(In thousands)                                 or less            twelve months        five years         five years         Total
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST-EARNING ASSETS
   Federal funds sold                         $  27,950             $     -              $    -             $    -         $ 27,950
   Investment securities (1)                         -                 7,056              16,227             33,889          57,172
   Loans (2)                                    115,095               11,247              23,979             17,389         167,710
-----------------------------------------------------------------------------------------------------------------------------------
          Total interest-earning assets       $ 143,045             $ 18,303             $40,206            $51,278        $252,832
-----------------------------------------------------------------------------------------------------------------------------------
 INTEREST-BEARING LIABILITIES
   Interest-bearing demand and
     savings deposits                         $ 77,984              $     -              $    -             $    -         $ 77,984
   Time certificates of deposit                 27,706                54,068               4,916                 -           86,690
   Other borrowings and interest-
    bearing liabilities                             -                     -                   -                  -               -
-----------------------------------------------------------------------------------------------------------------------------------
       Total interest-bearing liabilities     $105,690              $ 54,068             $ 4,916            $    -         $164,674
-----------------------------------------------------------------------------------------------------------------------------------
 Interest rate sensitivity gap                $ 37,355              $(35,765)            $35,290            $51,278
 Cumulative interest rate sensitivity gap       37,355                 1,590              36,880             88,158
 Cumulative interest rate sensitivity gap
    as a percentage of total interest-
    earning assets                               14.77%                 0.63%              14.59%             34.87%
-----------------------------------------------------------------------------------------------------------------------------------
  (1)  Excludes the unrealized loss of        $    493
  (2)  Loans exclude nonaccrual loans of      $  2,687

At September 30, 1996, the Company's rate sensitive balance sheet was shown to be in a positive gap position. The gap between assets and liabilities that reprice within 3 months was $37.4 million or 14.77% of assets. The cumulative positive gap for 12 months which reflects the total assets less the total liabilities that re-price during the 12 month period decreases to $ 1.6 million or .63% of total assets. After one year, the cumulative positive gap increases. A positive gap implies that the Company is asset sensitive, therefore subject to a decline in net interest income as interest rates decline. In a relatively stable interest rate environment that follows a rise in interest rates, variable rate liabilities will continue to reprice upward while variable rate assets, particularly those indexed to prime rate, remain relatively constant, thereby narrowing the net interest margin. As interest rates decline, variable rate assets reprice at lower rates immediately, while the variable rate liabilities reprice gradually, resulting in a narrowing of the net interest margin. The Banks have established floors on 31.9% of the variable rate loans to mitigate the effect on the net interest margin if interest rates decline. The Company's held-to-maturity investment portfolio consists primarily of fixed-rate mortgage-backed securities with estimated average lives of between 5 to 6 years.

CAPITAL RESOURCES
The Company and its bank subsidiaries are subject to risk-based capital regulations adopted by the federal banking regulators in January 1990. These guidelines are used to evaluate capital adequacy, and are based on an institution's asset risk profile and off balance sheet exposures, such as unused loan commitments and standby letters of credit. The regulations require that a portion of total capital be core, or Tier 1, capital consisting of common stockholders' equity and perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily subordinated debt, mandatory convertible debts, and grandfathered senior debt, plus the allowance for loan losses, subject to certain limitations. As of December 1992, the risk-based capital rules were further supplemented by a leverage ratio, defined as Tier 1 capital divided by quarterly average assets after certain adjustments. The minimum leverage ratio is 3 percent for banking organizations that do not anticipate significant growth and have well-diversified risk, including no undue interest rate exposure, excellent asset quality, high liquidity, and good earnings. Other banking organizations not in this category are expected to have ratios of at least 4 to 5 percent, depending on their particular condition and growth plans. Higher capital ratios can be mandated by the regulators if warranted by the particular circumstances or risk profile of a banking organization. In the current regulatory environment, banking companies must stay "well capitalized", as defined in the banking regulations, in order to receive favorable regulatory treatment on acquisitions and favorable risk-based deposits insurance assessments. Management seeks to maintain capital ratios in excess of the regulatory minimums. As of September 30, 1996, the capital ratios of the Company and the Banks exceeded the "well capitalized" thresholds prescribed in the rules, as reported in the following table:

                                        Company             Ventura County National Bank          Frontier Bank, N.A
                                -----------------------     -----------------------------      -----------------------
(In thousands)                    Amount          %           Amount                %            Amount          %
                                ----------    ---------     ----------          ---------      ----------    ---------

 Leverage ratio                   $30,469       11.12%        $18,959             10.53%          $8,933       10.44%
      Regulatory minimum           10,961        4.00%          7,199              4.00%           3,424        4.00%
      Excess                       19,508        7.12%         11,760              6.53%           5,509        6.44%
 Risk-based ratios
      Tier 1 capital              $30,469 (a)   16.95% (b)    $18,959 (a)         16.12%   (b)    $8,933 (a)   14.45% (b)
      Tier 1 minimum                7,190        4.00% (c)      4,705              4.00%   (c)     2,473        4.00% (c)
      Excess                       23,279       12.95%         14,254             12.12%           6,460       10.45%

      Total capital               $32,749 (d)   18.22% (b)    $20,454 (d)         17.39%   (b)    $9,714 (d)   15.71% (b)
      Total capital minimum        14,380        8.00%          9,410              8.00%           4,946        8.00%
      Excess                       18,369       10.22%         11,044              9.39%           4,768        7.71%
-------------------------------------------------------------------------------------------------------------------------

(a) Includes common shareholders' equity, excluding unrealized losses on available-for-sale securities.

(b) Risk-weighted assets of $179.7 million for the Company, $117.6 million for Ventura, and $61.8 million for Frontier were used to compute these percentages.

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

Item 1.  Legal Proceedings
         Not Applicable

Item 2.  Changes in Securities
         Not Applicable

Item 3.  Defaults Upon Senior Securities
         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not Applicable

Item 5.  Other Information
         On September 15, 1996 the Company entered into a definitive agreement to be purchased by and merge into City National Corporation headquartered in Beverly Hills, California. Pursuant the terms of the agreement, Ventura County National Bancorp shareholders will receive at their election, cash, stock or a combination thereof valued at $5.03 per share. The aggregate amount of City National Corporation Stock available to holders who elect to receive City National stock shall equal approximately 55% of the total consideration paid for Ventura County National Bancorp. The purchase price of $5.03 represents a multiple of 1.6 times Ventura County National Bancorp's June 30, 1996 book value. Subject to shareholder and regulatory approval, the transaction is anticipated to close in the first quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K
         The Company filed a Report on Form 8-K dated September 25, 1996 pursuant to Item 5.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  NOVEMBER 5, 1996            VENTURA COUNTY NATIONAL BANCORP
                                (Registrant)

                           By:  /s/ Simone Lagomarsino
                                -----------------------------
                                Simone Lagomarsino
                                Senior Vice President, C.F.O.
                                (Principal Financial and Accounting Officer)